Form 10-Q
period 1999-09-30
NETZEE INC
filed 1999-12-22
CIK 1094335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____, 19_____.


                         Commission file number: 0-27925

--------------------------------------------------------------------------------

                                  Netzee, Inc.
             (Exact name of registrant as specified in its charter)

Georgia                                             58-2488883
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

         2410 Paces Ferry Road, 150 Paces Summit, Atlanta, Georgia 30339
                    (Address of principal executive offices)

                                 (770) 805-2100
               (Registrant's telephone number including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of December 22, 1999, there were 20,395,855 shares of the Registrant's Common Stock outstanding.

                                  NETZEE, INC.

                               INDEX TO FORM 10-Q


                                                                                              PAGE
                                                                                              ----

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements                                                                2

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                           9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                         16

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                  16

Item 2.     Changes in Securities and Use of Proceeds                                          16

Item 3.     Default upon Senior Securities                                                     18

Item 4.     Submission of Matters to a Vote of Security Holders                                18

Item 5.     Other Information                                                                  18

Item 6.     Exhibits and Reports on Form 8-K                                                   18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

The purchase method of accounting was used to record assets acquired and liabilities assumed by Netzee, Inc. Such accounting generally results in increased amortization reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and Netzee, Inc. are not comparable in all material respects, since those financial statements report financial position, results of operations, and cash flows on a different basis of accounting.

                                  NETZEE, INC.
            (FORMERLY DIRECT ACCESS INTERACTIVE, INC. "PREDECESSOR")
                                 BALANCE SHEETS


                                                                                                  PREDECESSOR          NETZEE, INC.
                                                                                                  ------------        -------------
                                                                                                  DECEMBER 31,        SEPTEMBER 30,
                                                                                                      1998                 1999
                                                                                                  ------------        -------------
                                  ASSETS                                                                               (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                                                     $     13,985        $    288,995
     Accounts receivable, net of allowance for doubtful accounts of $10,000 and $286,750
     at December 31, 1998 and September 30, 1999, respectively                                          35,780             636,539
    Leases receivable, current                                                                               0             323,571
    Prepaid and other current assets                                                                         0             416,213
                                                                                                  ------------        ------------
          Total current assets                                                                          49,765           1,665,318
Property and equipment, net                                                                             15,006             725,682
Intangible assets, net of accumulated amortization of $21,985 and
  $4,402,992 at December 31, 1998 and September 30,1999, respectively                                   28,886          94,020,562
Leases receivable, net of current portion                                                                    0             932,999
                                                                                                  ------------        ------------
          Total assets                                                                            $     93,657        $ 97,344,561
                                                                                                  ============        ============

              LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                                     $    165,089        $    684,903
     Line of credit                                                                                    199,973                   0
     Current portion of related-party loans from shareholder                                            79,500                   0
     Deferred revenue                                                                                  103,913           2,173,832
                                                                                                  ------------        ------------
          Total current liabilities                                                                    548,475           2,858,735
Related-party loans from shareholder                                                                         0          31,524,798
Deferred revenue, net of current                                                                             0             738,104
                                                                                                  ------------        ------------
                Total liabilities                                                                      548,475          35,121,637
                                                                                                  ------------        ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' (DEFICIT) EQUITY:
     Preferred stock, no par value, 5,000,000 shares authorized, no
        shares issued and outstanding                                                                        0                   0
     Common stock, no par value; 40,000,000 shares authorized,
        8,000,000 shares issued and outstanding at December 31, 1998; no par value, 70,000,000 shares authorized,
        15,395,855 shares issued and outstanding at September 30, 1999                                  50,871          83,630,906
     Notes receivable from shareholders                                                                      0          (3,453,405)
     Deferred stock compensation                                                                             0          (9,899,533)
      Accumulated deficit                                                                             (505,689)         (8,055,044)
                                                                                                  ------------        ------------
          Total shareholders' (deficit) equity                                                        (454,818)         62,222,924
                                                                                                  ------------        ------------
          Total liabilities and shareholders' (deficit) equity                                    $     93,657        $ 97,344,561
                                                                                                  ============        ============


      The accompanying notes are an integral part of these balance sheets.

The nine month period ended September 30, 1999 is presented in two columns below due to the acquisition of the predecessor on March 9, 1999, which established a new basis of accounting for certain assets and liabilities of Netzee, Inc. The purchase method of accounting was used to record assets acquired and liabilities assumed by Netzee, Inc. Such accounting generally results in increased amortization reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and Netzee, Inc. are not comparable in all material respects, since those financial statements report financial position, results of operations, and cash flows on a different basis of accounting.

                                  NETZEE, INC.
            (FORMERLY DIRECT ACCESS INTERACTIVE, INC. "PREDECESSOR")
                            STATEMENTS OF OPERATIONS


                                              PREDECESSOR       NETZEE, INC.            PREDECESSOR               NETZEE, INC.
                                             -------------     -------------   -------------------------------   --------------
                                                                                                FOR THE PERIOD   FOR THE PERIOD
                                             THREE MONTHS      THREE MONTHS     NINE MONTHS      FROM JANUARY     FROM MARCH 1,
                                                 ENDED            ENDED            ENDED          1, 1999 TO         1999 TO
                                             SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,     FEBRUARY 28,    SEPTEMBER 30,
                                                 1998              1999             1998             1999             1999
                                             -------------     -------------   -------------    --------------   --------------
                                              (UNAUDITED)       (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Revenues:
  Monthly maintenance and service             $    33,621      $    520,450      $    91,406      $    33,082      $   606,513
  License, hardware and installation              220,186            69,397          372,591           57,080          233,869
                                              -----------      ------------      -----------      -----------      -----------
    Total revenues                                253,807           589,847          463,997           90,162          840,382
                                              -----------      ------------      -----------      -----------      -----------


Operating expenses:
   Cost of services, license, hardware,
     installation and maintenance                 149,663           490,528          355,264           44,358          616,982
   Selling and marketing                           22,315           601,362           67,409           12,350          728,953
   General and administrative                      89,259           454,521          269,634           49,399          591,240
   Amortization of stock-based
     compensation                                       0         2,114,567                0                0        2,114,567
   Depreciation and amortization                    3,984         4,305,792           10,712            2,476        4,499,064
                                              -----------      ------------      -----------      -----------      -----------
     Total operating expenses                     265,221         7,966,770          703,019          108,583        8,550,806
                                              -----------      ------------      -----------      -----------      -----------
Operating loss                                    (11,414)       (7,376,923)        (239,022)         (18,421)      (7,710,424)
Interest expense                                   (3,786)         (344,192)         (16,959)          (3,469)        (344,620)
                                              -----------      ------------      -----------      -----------      -----------
Net loss                                      $   (15,200)     $ (7,721,115)     $  (255,981)     $   (21,890)     $(8,055,044)
                                              ===========      ============      ===========      ===========      ===========
Basic and diluted net loss per share (1)      $     (0.00)     $      (0.64)     $     (0.03)                      $     (0.86)
                                              ===========      ============      ===========                       ===========
Weighted average common shares
outstanding (1)(2)                              8,000,000        11,986,670        8,000,000                         9,343,494
                                              ===========      ============      ===========                       ===========


         (1) Weighted average common shares shown for the period from March 1, 1999 to September 30, 1999 is calculated by assuming a calculation period from January 1, 1999 to September 30, 1999. Basic and diluted net loss per share for the period from March 1, 1999 to September 30, 1999 is calculated from net loss for the period from January 1, 1999 to February 28, 1999 and the period from March 1, 1999 to September 30, 1999 divided by weighted average shares as noted.

         (2) Weighted average common shares outstanding for the three months and nine months ended September 30, 1998, reflect the initial investment of The InterCept Group, Inc. ("InterCept") in the Predecessor. InterCept was the former parent company of the Predecessor and owned all of its capital stock prior to September 3, 1999.


        The accompanying notes are an integral part of these statements.

The nine month period ended September 30, 1999 is presented in two columns below due to the acquisition of the predecessor on March 9, 1999, which established a new basis of accounting for certain assets and liabilities of Netzee, Inc. The purchase method of accounting was used to record assets acquired and liabilities assumed by Netzee, Inc. Such accounting generally results in increased amortization reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and Netzee, Inc. are not comparable in all material respects, since those financial statements report financial position, results of operations, and cash flows on a different basis of accounting.

                                  NETZEE, INC.
            (FORMERLY DIRECT ACCESS INTERACTIVE, INC. "PREDECESSOR")
                            STATEMENTS OF CASH FLOWS



                                                                            PREDECESSOR                          NETZEE, INC.
                                                            ------------------------------------------       ------------------
                                                                 FOR THE                  FOR THE                 FOR THE
                                                               NINE MONTHS              PERIOD FROM             PERIOD FROM
                                                                  ENDED             JANUARY 1, 1999 TO        MARCH 1, 1999 TO
                                                            SEPTEMBER 30, 1998       FEBRUARY 28, 1999       SEPTEMBER 30, 1999
                                                            ------------------      ------------------       ------------------
                                                                (UNAUDITED)              (UNAUDITED)             (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $   (255,981)            $    (21,890)           $ (8,055,044)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation and amortization                                     10,712                    2,476               4,499,064
   Stock compensation expense                                             0                        0               2,114,567
   Interest income on shareholder notes                                   0                        0                 (65,105)
   Changes in assets and liabilities, net of effect of
   acquisitions:
      Prepaids and other                                                  0                        0                (145,695)
      Accounts receivable                                            (2,740)                  12,606                (183,564)
      Leases receivable                                                   0                        0                (202,464)
      Accounts payable and accrued liabilities                       46,538                  (42,889)                110,856
      Deferred revenues                                               3,406                   41,222                 298,210
                                                               ------------             ------------            ------------
Net cash used in operating activities                              (198,065)                  (8,475)             (1,629,175)
                                                               ------------             ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                    0                        0             (29,336,906)
    Purchase of property, equipment and capitalized
    software                                                        (23,731)                       0              (1,203,034)
                                                               ------------             ------------            ------------
Net cash used in investing activities                               (23,731)                       0             (30,539,940)
                                                               ------------             ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from shareholder                                          0                        0               1,132,310
  Borrowings from shareholder                                             0                        0              30,873,202
  Increase (decrease) in line of credit                             199,973                        0                (277,473)
  Sale of common stock                                                    0                        0                 726,561
  Increase (decrease) in related-party loans from
    shareholder of predecessor entity                                27,500                   (2,000)                      0
                                                               ------------             ------------            ------------
Net cash provided by (used in) financing activities                 227,473                   (2,000)             32,454,600
                                                               ------------             ------------            ------------
NET INCREASE (DECREASE) IN
  CASH                                                                5,677                  (10,475)                285,485
CASH, beginning of period                                            28,057                   13,985                   3,510
                                                               ------------             ------------            ------------
CASH, end of period                                            $     33,734             $      3,510            $    288,995
                                                               ============             ============            ============
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW
  INFORMATION:
  Cash paid for interest                                       $      8,969             $      2,971            $     12,515
NON-CASH INVESTING ACTIVITIES:
   Stock issued for acquisitions                                          0                        0              64,010,575
   Stock issued in connection with
   marketing agreements, net of cash paid                                 0                        0               1,079,096
   Exercise of stock options for notes receivable                         0                        0                  93,300
   Stock issued for notes receivable                                      0                        0               3,295,000

        The accompanying notes are an integral part of these statements.

                                  NETZEE, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Netzee, Inc. ("Netzee" or the "Company") is a provider of Internet banking products and services and e-commerce solutions to small and mid-sized banks, thrifts and credit unions, typically with assets of less than $10 billion. The Company provides cost-effective, outsourced, secure and expandable solutions that enable community financial institutions to offer their customers a wide array of financial products and services over the Internet. Complementing our Internet banking system, the Company offers community financial institutions custom web site design, implementation and marketing services, telephone banking products and Internet access services.

Direct Access Interactive, Inc. ("Direct Access") was incorporated on October 10, 1996. On March 9, 1999, Direct Access ("Predecessor") was purchased by The InterCept Group, Inc. ("InterCept"). Direct Access was operated as a separate subsidiary of InterCept. On August 6, 1999, Direct Access purchased the remote banking operations of SBS Corporation ("SBS Corp"). Direct Access was later merged with and into Netzee. On September 3, 1999, Netzee purchased the Internet banking divisions of The Independent BankersBank ("TIB") and The Bankers Bank ("The Bankers Bank"), all the assets and liabilities of Dyad Corporation and subsidiaries ("Dyad"), and all the equity interests of Call Me Bill LLC ("Call Me Bill"). SBS Corp, TIB, The Bankers Bank, Dyad and Call Me Bill are collectively referred to as the "Acquired Entities." The Company completed its initial public offering of common stock on November 9, 1999.

BASIS OF PRESENTATION

The accompanying financial statements of the Predecessor and the Company are not comparable in all material respects, since those financial statements report the financial position, results of operations, and cash flows on a different basis of accounting. Although Direct Access was acquired on March 9, 1999, the accompanying unaudited financial statements for the nine months ended September 30, 1999 are presented as if the acquisition occurred on the close of business on February 28, 1999 instead of March 9, 1999. The operations between March 1, 1999 and March 9, 1999 were not material. The accompanying financial statements prior to February 28, 1999 present the financial position and the results of operations and cash flows of Direct Access, the predecessor to Netzee.

The Acquired Entities noted above were accounted for by the purchase method of accounting. Accordingly, the results of operations of the Acquired Entities have been included in the consolidated financial statements from their respective dates of acquisition.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly in all material respects the Company's financial position, results of operations, and cash flows at the dates and for the periods presented. Interim results are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with the Company's Registration Statement on Form S-1 (Registration Number 333-87089) as declared effective by the Securities and Exchange Commission on November 8, 1999.

2. REVENUE RECOGNITION

The Company's revenue historically resulted from (1) fees for software for Internet banking and telephone banking, (2) installation of the Internet banking and telephone banking software, (3) sale of hardware, and (4) maintenance and support services for the Internet banking and telephone banking software. The Company historically charged a nonrefundable license, hardware, and installation fee, with an annual maintenance fee, typically renewed every 12 months. The revenue from software license fees was recognized in accordance with SOP No. 97-2, "Software Revenue Recognition," in 1998 and for the nine months ended September 30, 1999. The Company recognized the one-time nonrefundable software, hardware, and installation fee upon completion of the installation of the software and hardware. The maintenance fee is recognized ratably over the term maintenance period, typically 12 months. Subsequent to June 30, 1999, the Company did not charge a license fee at the beginning of the contract and collected fees for services rendered on a monthly basis. The revenue from these arrangements is recognized as the services are rendered, typically on a monthly basis.

Deferred revenue represents the liability for amounts collected prior to completion of performance for telephone and Internet banking maintenance service. The balance largely consists of annual billings collected in advance and recognized ratably over the subsequent twelve months.

3. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, "Earnings per Share," using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Potentially dilutive options to purchase 1,849,500 shares of common stock with a weighted average exercise price of $3.96 per share outstanding at September 30, 1999, were excluded from the presentation of diluted net loss per share, as they are antidilutive due to the net loss. There were no options or warrants outstanding as of September 30, 1998.

4. RELATED-PARTY LOANS FROM SHAREHOLDER

In August and September 1999, the Company entered into three promissory notes with InterCept for an aggregate principal amount of $28.9 million. The proceeds from these notes were used to fund the Company's acquisitions of SBS, Call Me Bill and Dyad. InterCept also loaned the Company approximately $5.0 million to fund working capital and general corporate requirements through the date of our initial public offering. All of the notes outstanding accrued interest at a rate of prime plus 2%. The promissory notes to InterCept matured upon the closing of the Company's initial public offering on November 15, 1999.

5. PRO FORMA RESULTS

The following summary presents unaudited pro forma results of operations assuming that the acquisitions discussed in Note 1 occurred as of January 1, 1998 and January 1, 1999:


                                                           NINE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1998         SEPTEMBER 30, 1999
                                                          ------------------         ------------------

Total Revenue                                                  $  2,296,000              $  3,027,000
Net Loss                                                       $(29,260,000)             $(33,239,000)
Net Loss Per Share                                             $      (1.90)             $      (2.16)

These pro forma results do not purport to represent what the Company's results of operations would have been had the acquisitions occurred as of such date, nor what results will be for any future period.

6. SUBSEQUENT EVENTS

LINE OF CREDIT AGREEMENT AND ISSUANCE OF WARRANTS

On October 18, 1999, the Company entered into a $3,000,000 line of credit facility with an affiliated company of a director of Netzee. The line of credit facility bears interest at the prime rate and terminates on September 30, 2002. In conjunction with the line of credit facility, the Company issued warrants to purchase 461,876 shares of common stock at an exercise price of $3.25 per share. The Company recorded deferred financing costs for the difference between the fair value of common stock and the exercise price of the warrants.

In December 1999, Netzee terminated this line of credit facility.

INITIAL PUBLIC OFFERING (IPO)

On November 9, 1999, the Company commenced its initial public offering. The Company issued 4,400,000 shares of common stock (including the exercise of a portion of the underwriter's over-allotment option) at an offering price of $14 per share. Net proceeds from the offering were approximately $55,450,000 after deducting underwriters' discounts, commissions and expenses of the offering. The Company used the proceeds to repay principal and accrued interest owed to InterCept, to repay working capital advances and accrued interest to InterCept and to acquire DPSC Software, Inc. as discussed below.

ACQUISITION OF DPSC SOFTWARE, INC.

In December 1999, the Company acquired DPSC Software, Inc., a provider of specialized software for community banks and savings and loans, in exchange for approximately $18.5 million cash, 500,000 shares of Series A 8% cumulative convertible preferred stock, 525,000 shares of common stock, the payment of other acquisition costs and the assumption of certain operating liabilities. The acquisition was accounted for using the purchase method of accounting.

LINE OF CREDIT AGREEMENT WITH INTERCEPT

In December 1999, the Company received a commitment for a $15 million line of credit from InterCept. The line of credit will bear interest at prime plus 2% with a term of three years and will be secured by substantially all assets of the Company. The proceeds will be used to fund working capital needs. Obtaining the line of credit is subject to the completion and execution of definitive legal documentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of the Company and its management with respect to, among other things: (1) whether we can successfully combine the operations we have acquired, and operations we may acquire, to create or continue improvements in our financial condition; (2) the anticipated impact of certain events and circumstances; (3) trends affecting the Company's operations, financial condition and business; (4) the Company's growth and operating strategies and (5) the continued and future acceptance of demand for our products and services by our customers. The words "may," "will," "anticipate," "believe," "intend," "plan," "allow," "strategy" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to the integration of acquired assets and businesses; the Company's ability to achieve, manage or maintain growth and execute its business strategy successfully; its dependence on developing, testing and implementing enhanced and new products and services; the Company's ability to sell its products and services to financial institution customers and their customers; the Company's ability to respond to competition; the volatility associated with Internet-related companies; and various other factors discussed in detail in this Form 10-Q and in the Company's Registration Statement on Form S-1 (Registration No. 333-87089), as declared effective by the Securities and Exchange Commission on November 8, 1999.

Netzee is a rapidly growing provider of integrated Internet banking products and services and e-commerce solutions to community financial institutions. We provide cost-effective, outsourced, secure and scalable solutions that enable community financial institutions to offer to their customers a wide array of financial products and services over the Internet.

Direct Access, our predecessor entity, was acquired by InterCept in March 1999. During the third quarter of 1999, we completed a series of acquisitions to provide us with additional strategic marketing partners and complementary products and services to integrate into our Internet banking operations. We have accounted for all of our acquisitions to date using the purchase method of accounting. On August 6, 1999, our predecessor, Direct Access, acquired the remote banking operations of SBS Corporation. This acquisition provided us with additional customers, and strategic marketing partners and our Banking on Main StreetTM e-commerce software. On September 3, 1999, after the formation of Netzee and its merger with Direct Access, we acquired the Internet banking divisions of TIB and The Bankers Bank, which provided us with strategic marketing access to the approximately 1,300 community financial institution customers of these two bankers' banks, as well as to business cash management software that we have added to our suite of products and services. Also on September 3, 1999, we acquired Call Me Bill, LLC and Dyad Corporation. Call Me Bill provides electronic bill payment services and Dyad provides loan application, procurement and fulfillment software. We collectively refer to Call Me Bill, Dyad, the remote banking operations of SBS and the Internet banking divisions of the two bankers' banks as the Acquired Entities.

As a result of the acquisition of the Acquired Entities and other related stock issuances, InterCept's ownership interest in Netzee was reduced below 50 percent. Netzee completed its initial public offering on November 9, 1999. The Company issued 4,400,000 shares of common stock (including the exercise of a portion of the underwriter's over-allotment option) at an offering price of $14 per share. Net proceeds from the offering were approximately $55,450,000 after deducting underwriters' discounts, commissions and expenses of the offering. The Company used the proceeds to repay principal and accrued interest owed to InterCept and to acquire DPSC Software, Inc.

We have historically derived our revenues from software license, hardware and implementation fees for our Internet and telephone banking products and services. Historically, we recognized software license, hardware and implementation fees upon the installation of our products and we recognize our revenues from maintenance and service on a monthly basis as the services are provided.

During the third quarter of 1999, we changed our pricing policies for our existing products and services and modified the pricing policies of the Acquired Entities to match more closely our new pricing policies. These pricing policies are summarized as follows:

       Internet Banking. We do not charge an up-front implementation fee. Depending on the number of Internet services purchased by the community financial institution, we charge the community financial institution a fixed monthly fee, plus variable fees that are based on the number of end users and the number of transactions. We generally provide our Internet banking products and services under contracts with terms ranging from three to five years.

       Telephone Banking. We charge a fixed monthly fee for providing telephone banking products, but do not charge an up-front fee. We do not charge additional fees based on the number of financial institution customers who actually use the telephone banking product we provide.

As a result of these new pricing policies, we believe that recurring monthly maintenance and service fees will constitute a significantly greater percentage of total revenues in the future. Furthermore, we believe that Internet banking products and services and e-commerce solutions will comprise a significantly greater percentage of our total revenues in the future and that telephone banking products will continue to decrease as a percentage of total revenues.

Our cost of services, license, hardware, implementation and maintenance is comprised of the initial equipment and personnel costs required to implement Internet and telephone banking for the community financial institution, as well as the ongoing personnel and system maintenance costs associated with our data center and the amortization of capitalized software development costs.

Although we have experienced significant growth in customers and revenues, we have incurred substantial operating losses and negative cash flows from operations due to the changes in our pricing structure. We incurred net losses of approximately $256,000 for the nine months ended September 30, 1998 and approximately $8.1 million for the nine months ended September 30, 1999. Depreciation, amortization and the amortization of stock-based compensation accounted for 82% of the net loss for the nine months ended September 30, 1999. We expect to continue to incur substantial operating losses and negative cash flows for the foreseeable future.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

Total revenues increased approximately $336,000 or 132% from approximately $254,000 for the three months ended September 30, 1998 to approximately $590,000 for the three months ended September 30, 1999. This increase consisted of an increase of approximately $487,000 in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers obtained from the Acquired Entities. This increase was offset by a decrease of approximately $151,000 in license, hardware and installation revenues due to the change in pricing structure previously discussed.

Cost of services, license, hardware, implementation and maintenance

Total cost of services, license, hardware, implementation and maintenance increased approximately $341,000 or 228% from approximately $150,000 for the three months ended September 30, 1998 to approximately $491,000 for the three months ended September 30, 1999. The increase in the cost of services, license, hardware, implementation and maintenance was due to an increase in the number of new institutional customers and an increase in the total number of institutions to which the company was providing services.

Selling and marketing expenses

Selling and marketing expenses include marketing expenses, sales commissions, and sales employee compensation and benefits. Commissions are paid to sales personnel based on products and services sold. Total selling and marketing expenses increased approximately $579,000 from approximately $22,000 for the three months ended September 30, 1998 to approximately $601,000 for the three months ended September 30, 1999. The increase in selling and marketing expenses was due to an increase in sales personnel and sales commissions due to additional sales.

General and administrative expenses

General and administrative expenses include employee compensation and benefits and general office expenses incurred in the ordinary course of business. General and administrative expenses increased approximately $365,000 or 409% from approximately $89,000 for the three months ended September 30, 1998 to approximately $454,000 for the three months ended September 30, 1999. The increase in general and administrative expenses was due to increases in overall business and operating activities and an increase in the number of employees obtained primarily from the Acquired Entities.

Amortization of stock-based compensation

Stock-based compensation consists of amortization of deferred compensation for certain stock options granted with an exercise price below the initial public offering price and compensation expense for stock sold to an employee at a price below the initial public offering price. Stock-based compensation expense increased to $2,115,000 for the three months ended September 30, 1999 from $0 for the three months ended September 30, 1998. The increase was due to compensation expense related to stock options granted and stock sold to an employee at a price below the initial public offering price.

Depreciation and amortization

Depreciation and amortization consists of depreciation of property and equipment and amortization of intangible assets. Total depreciation and amortization increased approximately $4,302,000 from approximately $4,000 for the three months ended September 30, 1998 to approximately $4,306,000 for the three months ended September 30, 1999. This increase was due primarily to the amortization of the intangible assets from the acquisition of the Acquired Entities.

Interest expense, net

Total net interest expense increased approximately $340,000 from approximately $4,000 for the three months ended September 30, 1998 to approximately $344,000 for the three months ended September 30, 1999. The increase was due primarily to additional debt incurred by the Company in connection with the acquisitions of the Acquired Entities during the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

The discussion below of our results of operations for the nine months ended September 30, 1999 is presented by combining the period from January 1, 1999 to February 28, 1999 and the period from March 1, 1999 to September 30, 1999.

Revenues

Total revenues increased approximately $467,000 or 101% from approximately $464,000 for the nine months ended September 30, 1998 to approximately $931,000 for the nine months ended September 30, 1999. This increase consisted of an increase of approximately $548,000 in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers obtained from the Acquired Entities. This increase was offset by a decrease of approximately $81,000 in license, hardware and implementation revenues.

Cost of services, license, hardware, implementation and maintenance

Total cost of services, license, hardware, implementation and maintenance increased approximately $306,000 or 86% from approximately $355,000 for the nine months ended September 30, 1998 to approximately $661,000 for the nine months ended September 30, 1999. The increase in the cost of services, license, hardware, implementation, and maintenance was due to an increase in the number of new institutional customers and an increase in the total number of institutions to which the company was providing services.

Selling and marketing expenses

Selling and marketing expenses include marketing expenses, sales commissions, and sales employee compensation and benefits. Commissions are paid to sales personnel based on products and services sold. Total selling and marketing expenses increased approximately $674,000 from approximately $67,000 for the nine months ended September 30, 1998 to approximately $741,000 for the nine months ended September 30, 1999. The increase in selling and marketing expenses was due to an increase in sales personnel and sales commissions due to additional sales.

General and administrative expenses

General and administrative expenses include employee compensation and benefits and general office expenses incurred in the ordinary course of business. General and administrative expenses increased approximately $371,000 or 138% from approximately $270,000 for the nine months ended September 30, 1998 to approximately $641,000 for the nine months ended September 30, 1999. The increase in general and administrative expenses was due to increases in overall business and operating activities and an increase in the number of employees obtained primarily from the Acquired Entities.

Amortization of stock-based compensation

Stock-based compensation consists of amortization of deferred compensation for certain stock options granted with an exercise price below the initial public offering price and compensation expense for stock sold to an employee at a price below the initial public offering price. Stock-based compensation expense increased from $0 for the nine months ended September 30, 1998 to $2,115,000 for the nine months ended September 30, 1999. The increase was due to compensation expense related to stock options issued and stock sold to an employee at a price below the initial public offering price.

Depreciation and amortization

Depreciation and amortization consists of depreciation of property and equipment and amortization of intangible assets. Total depreciation and amortization increased approximately $4,491,000 from approximately $11,000 for the nine months ended September 30, 1998 to approximately $4,502,000 for the nine months ended September 30, 1999. This increase was due primarily to the amortization of the intangible assets from the acquisition of the Acquired Entities.

Interest expense, net

Total net interest expense increased approximately $331,000 from approximately $17,000 for the nine months ended September 30, 1998 to approximately $348,000 for the nine months ended September 30, 1999. The increase was due primarily to additional debt incurred by the Company during the three months ended September 30, 1999.

Liquidity and Capital Resources

Prior to the acquisition by InterCept, the Predecessor financed operations through contributions from shareholders and draws on a line of credit. Upon the Predecessor's acquisition by InterCept, the line of credit was paid in full and terminated. Subsequent to the acquisition by InterCept, operations were financed through cash flow from operations and contributions and borrowings from InterCept, as discussed below.

Our operating activities used cash of approximately $198,000, $8,000 and $1,629,000 for the nine months ended September 30, 1998, the period from January 1, 1999 to February 28, 1999, and the period from March 1, 1999 to September 30, 1999, respectively. Cash used in operating activities for the nine months ended September 30, 1998, the period from January 1, 1999 to February 28, 1999, and the period from March 1, 1999 to September 30, 1999 resulted primarily from our net losses.

Our investing activities used cash of approximately $24,000, $0, and $30,540,000 for the nine months ended September 30, 1998, the period from January 1, 1999 to February 28, 1999, and the period from March 1, 1999 to September 30, 1999, respectively. The cash used in investing activities primarily resulted from the acquisitions of the Acquired Entities and the purchase of property, equipment and external software development, primarily in the three months ended September 30, 1999.

Our financing activities generated cash of approximately $227,000 and $32,455,000 for the nine months ended September 30, 1998 and for the period from March 1, 1999 to September 30, 1999 and used cash of approximately $2,000 for the period from January 1, 1999 to February 28, 1999. The cash generated by financing activities for the nine months ended September 30, 1998 resulted primarily from increased borrowings under the line of credit and loans from shareholders, and the cash generated by financing activities during the period from March 1, 1999 to September 30, 1999 resulted primarily from borrowings and contributions from InterCept and sales of common stock.

On August 6, 1999 and September 1, 1999, we entered into three promissory notes with InterCept for an aggregate principal amount of approximately $28.9 million. We used the proceeds of these three promissory notes to fund our acquisitions of SBS, Call Me Bill and Dyad. These notes bore interest at a rate of prime plus 2% per year. InterCept also agreed to loan us additional funds to the extent necessary to fund our working capital and general corporate requirements prior to the date of our initial public offering. We had borrowed approximately $5.0 million from InterCept on this basis through the date of our initial public offering. All outstanding balances due to InterCept were repaid with proceeds from our initial public offering.

In addition, in October 1999, we borrowed approximately $1.3 million for capital expenditures from a financial institution. This loan bears interest at LIBOR plus 2%. We are required to make monthly principal payments of $8,621 plus interest beginning November 1, 1999. The loan matures on October 1, 2004, at which time we must make a balloon payment of approximately $936,300 plus any remaining interest then due.

On November 9, 1999, the Company commenced its initial public offering. The Company issued 4,400,000 shares of common stock (including the partial exercise of the underwriters' over-allotment option) at an offering price of $14 per share. Net proceeds from the offering were approximately $55,450,000 after deducting underwriters' discounts, commissions and expenses of the offering.

In December 1999, the Company acquired DPSC Software, Inc., a provider of specialized software for community banks and savings and loans, in exchange for approximately $18.5 million cash, 500,000 shares of Series A 8% cumulative convertible preferred stock, 525,000 shares of common stock and the payment of other acquisition costs of approximately $1.0 million.

In December 1999, the Company received a commitment for a $15 million line of credit from InterCept. The line of credit will bear interest at prime plus 2% with a term of three years and will be secured by substantially all assets of the Company. The proceeds will be used to fund working capital needs. Obtaining the line of credit is subject to the completion and execution of definitive legal documentation.

Year 2000 Readiness

The year 2000 issue refers to the problems that may arise from the improper processing of dates and date-sensitive calculations by computers and embedded microprocessors as the year 2000 approaches and is reached. These problems generally arise from the fact that most computer hardware and software components historically have been programmed to use only two digits to identify the year in a date. For example, the computer will recognize a code of "00" as the year 1900 rather than the year 2000.

Our business could suffer if the systems on which we depend to conduct our operations are not year 2000 ready. Our potential areas of exposure include:

         - information technology, including computers, software and systems that we have developed internally or purchased or licensed from others, such as our Internet and telephone banking products and services and our billing and accounts receivable system, and hardware and software that reside in our data center;

         - non-information technology, including telephone, utilities and other similar systems that we use in our internal operations; and

         - third parties' systems, particularly the core processing and interface systems of our community financial institution customers.

Internet and Telephone Banking Products and Services. We acquired the main operating systems for our banking products and services with our acquisition of SBS in August 1999, and these systems now serve as the core systems for all of the Internet and telephone banking products and services we provide. SBS completed its own year 2000 compliance program to test the readiness of these systems and to determine whether these systems would be year 2000 compliant. Based on the results of these tests, we believe that our core Internet and telephone banking systems are year 2000 compliant.

As part of the compliance tests, SBS followed the initial date and testing guidelines mandated for financial institutions, including the following five phases:

         -        Awareness. During late 1997, SBS identified potential year
                  2000 issues.

         - Assessment. In February 1998, SBS determined the scope of the year 2000 compliance program and developed a plan of action.

         - Renovation. Between February and August 1998, SBS updated its network infrastructure and made cosmetic interface changes in order to facilitate the display of four digits to end users of its product.

         - Validation. From August 1998 to January 1999, SBS tested all renovated hardware and software systems to verify that they were year 2000 compliant. The upgraded Internet and telephone banking products and services are specifically designed to be year 2000 compliant. The year portion of all dates is stored as four digits instead of two. Because there are no date calculations or date "roll-overs" in this renovated system, the dates will be correct as long as the correct dates are passed from our community financial institution customers.

         - Vendor and Customer Compliance. To maintain the current and future integrity of these systems, SBS began in early 1999 to proactively educate and communicate with vendors and customers with respect to their year 2000 readiness.

Additionally, Call Me Bill and the Internet banking operations of TIB and The Bankers Bank have updated all of their products and services and believe them to be year 2000 compliant. Dyad is scheduled for a system upgrade in December 1999, but there can be no assurances that this upgrade will be completed before January 1, 2000. Because our Internet and telephone banking customers do not currently use Dyad's system, we believe that a year 2000 failure of Dyad's system will not materially affect our operations.

Internal Operations. We have tested the systems and technologies supporting our internal operations, including computers and related software, and non-information technology systems, such as security, telephone, heating and air conditioning equipment. We believe that all of these systems and technologies, with the exception of the Direct Access Interactive operating systems and software, have been successfully updated to be year 2000 compliant. The Direct Access Interactive system will be replaced by the SBS operating system in December 1999. Once this is accomplished, we believe that our internal operations should be substantially year 2000 compliant.

Third Party Compliance. We have provided each of our customers with a detailed disclosure explaining our year 2000 strategy. In these disclosures, we emphasized that, although our internal year 2000 testing appears to be successful, each customer is responsible for ensuring that its systems are prepared for the event. We did not solicit reports from our customers detailing their compliance progress; however, our primary customers are banking institutions. As a result, the majority of our customers have been subjected to the stringent year 2000 compliance requirements established by Federal and state financial regulatory agencies.

In addition, the vendors and other third parties from whom we have purchased or licensed items have provided us with assurances that their products are year 2000 compliant. These third parties have provided detailed disclosures concerning the status of their year 2000 compliance efforts and, where necessary, have provided updated products, which address the year 2000 issue. We have made every effort to obtain these updates and now believe that products obtained from third parties will not be materially affected by the year 2000 issue.

Costs

As of December 1999, we had incurred approximately $64,000 in costs associated with the year 2000 issue and the implementation of our year 2000 plan. We expect that we will incur $50,000 in additional year 2000 expenses, which will be used to purchase contingency hardware, software and other equipment. We intend to expense all costs associated with our year 2000 compliance program as they are incurred, except those which are capital in nature.

Risks

Our failure to correct a material year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. In a worst case scenario, problems with third party products or services could force substantial delays in service. In particular, we depend on Internet service providers, providers of telecommunications and data services, utility companies and other third party service providers over whom we have little or no control. If any of these entities fail to correct their year 2000 issues, our operations may suffer. The results of such a failure could include:

         - the loss of revenue and goodwill caused by contract breaches resulting from year 2000 disruptions;

         - the impairment of long-lived assets that must be reclassified to reflect a shortened life span due to the year 2000 issue;

         - the loss of current customers due to unacceptable service problems; and

         - the loss of business opportunities due to delays caused by the year 2000 problem.

Contingency Plans

Although we have found no material year 2000 compliance issues with our products, services or operating systems, or those of third parties with whom we do business, contingency plans have been developed to mitigate the risks associated with a year 2000 systems failure. Depending on the systems affected and the severity of the problem, our finalized contingency plans include the replacement of affected equipment and software, use of year 2000 compliant backup equipment and emergency allocation of personnel to address year 2000 issues. However, the implementation of our contingency plans may not remediate all of our year 2000 issues. This could have a material adverse effect on our business, financial condition and operating results.

Forward-Looking Statements

The estimates and conclusions included in this discussion contain forward-looking statements and are based on our management's best estimates of future events. Our expectations about risks, future costs and timely completion of our year 2000 testing may turn out to be incorrect, and any variance from these expectations could cause actual results to differ from this discussion. Factors that could influence our year 2000 compliance risks, the amount of future costs and the timing of our remediation efforts include our success in identifying and correcting potential year 2000 issues and the ability of others to address year 2000 issues.

The statements above related to the ability of our services to operate properly before, on and after January 1, 2000 are "Year 2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act of 1998. Those statements are not a guaranty, contract or warranty, and our compliance with that act does not preclude any claims against us based on the federal securities laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our operations and do not have operations subject to fluctuations in foreign currency exchange rates. Borrowings from InterCept accrue interest at a fluctuating rate based on the prime rate. As of September 30, 1999, we had approximately $31,525,000 outstanding under this facility which exposes the Company to interest rate risk. Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that costs associated with borrowing funds are too high to implement these strategies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


ISSUANCES OF UNREGISTERED SECURITIES PRIOR TO INITIAL PUBLIC OFFERING

Since its inception in August 1999, Netzee has issued the following securities that were not registered under the Securities Act of 1933:

     (1) On September 3, 1999, in connection with the merger of Direct Access Interactive, Inc. with and into Netzee, Netzee issued 11,735,000 shares of common stock to the former shareholders of Direct Access Interactive. Netzee also issued options to purchase 610,000 shares of Netzee common stock to persons who had been issued options to purchase Direct Access Interactive common stock.

     (2) On September 3, 1999, in connection with the merger of Dyad Corporation with and into Netzee, Netzee issued 618,137 shares to those former shareholders of Dyad who certified to Netzee that they qualified as "accredited investors" as defined in Regulation D of the Securities Act of 1933.

     (3) On September 3, 1999, Netzee issued 1,361,000 shares of common stock to each of TIB The Independent Bankers Bank and The Bankers Bank in connection with the acquisition of the Internet banking divisions of each of these bankers' banks.

     (4) On September 7, 1999, Netzee issued to certain executive officers, directors and employees of Netzee stock options to purchase 220,000 shares of common stock at a weighted average exercise price of $3.11 per share. No shares of common stock have been issued pursuant to the exercise of these options.

     (5) On September 7, 1999, Netzee issued to certain employees Netzee stock options to purchase 1,019,500 shares of common stock at a weighted average exercise price of $5.00 per share. No shares of common stock have been issued pursuant to the exercise of these options.

     (6) On September 7, 1999, Netzee issued 31,100 shares of common stock to certain former employees of Call McBill, LLC who certified to Netzee that they qualified as "accredited investors" as defined in Regulation D of Securities Act of 1933.

     (7) On September 9 and 10, 1999, Netzee issued 289,617 shares of common stock to persons who certified to Netzee that they were "accredited investors" as defined in Regulation D of Securities Act of 1933. Netzee received a total of $750,000 in consideration for these shares.

     (8) On October 18, 1999, Netzee issued a warrant to purchase 461,876 shares of common stock at an exercise price of $3.25 price to an entity that certified to Netzee that it was an "accredited investor" as defined in Regulation D of the Securities Act. Netzee issued this warrant as consideration for a $3,000,000 three-year line of credit agreement between Netzee and the entity. The line of credit agreement was terminated by Netzee in December 1999.

     (9) On October 19, 1999, Netzee issued to certain executive officers and directors of Netzee stock options to purchase 330,000 shares of common stock. No shares of common stock have been issued pursuant to the exercise of these options.

     (10) On November 9, 1999, Netzee issued to certain employees, directors and consultants of Netzee stock options to purchase 287,000 shares of common stock. No shares of common stock have been issued pursuant to the exercise of these options.

The issuances of these securities in the transactions described above were deemed to be exempt from the Securities Act in reliance on sections 3(b) and 4(2) of the Securities Act, including Rules 506 and 701 promulgated thereunder, and the Commission's interpretations of such provisions, as transactions by an issuer not involving any public offering. Appropriate legends were affixed to the share certificates issued in the transactions described above.


INITIAL PUBLIC OFFERING

On November 8, 1999, the Company's Registration Statement on Form S-1 (File No. 333-87089) was declared effective by the Securities and Exchange Commission. Pursuant to this registration statement, the Company registered in the aggregate 5,115,378 shares of common stock, no par value per share, including (1) 4,000,000 shares to be sold by the Company, (2) 667,223 shares of common stock to be issued pursuant to the exercise by the managing underwriters of an over-allotment option and (3) 448,155 shares to be sold by selling shareholders. The aggregate offering price of the amount of securities registered for sale by the Company and the selling shareholders was $65,341,122 and $6,274,170, respectively.

On November 9, 1999, the Company commenced its initial public offering of common stock. Pursuant to this offering, the Company sold an aggregate of 4,400,000 shares of common stock, including 400,000 shares of common stock issued by the Company pursuant to the partial exercise of the over-allotment option. In addition, the selling shareholders sold 448,155 shares of common stock. The managing underwriters in the offering were The Robinson-Humphrey Company, LLC, J.C. Bradford & Co. and SunTrust Equitable Securities Corporation. All 4,848,155 shares of common stock that were sold pursuant to this registration statement were sold at a price of $14.00 per share. The Company and the selling shareholders received gross proceeds of $61,600,000 and $6,274,140, respectively, from the sale of the shares in the initial public offering. Offering proceeds to the Company, net of approximately $4,312,000 in aggregate underwriting discounts and commissions and approximately $1,838,000 in other related expenses, were approximately $55,450,000. Offering proceeds to the selling shareholders, net of $439,162 in aggregate underwriting discounts and commissions, were $5,834,978.

Net offering proceeds received on November 15, 1999 from the initial public offering were used to (1) repay approximately $28.9 million in principal and accrued interest on promissory notes payable to InterCept, which at the time was the beneficial owner of approximately 39% of the Company's common stock; (2) repay approximately $5.0 million in working capital advances and accrued interest to InterCept; and (3) fund the Company's acquisition of DPSC Software, Inc. on December 15, 1999.

The Company used the remainder of the net proceeds of the offering for sales and marketing efforts and product development during the fourth quarter of 1999. None of the net offering proceeds of the Company's initial public offering have been or will be paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10% or more of any class of the Company's equity securities, or an affiliate of the Company other than as described above and as compensation to officers of the Company in the ordinary course of business.

EMPLOYEE OPTION AND SHARE GRANT

On November 15, 1999, Netzee issued to an employee of Netzee 75,000 shares of common stock.

The issuance of these securities in the transaction described above was deemed to be exempt from the Securities Act in reliance on section 4(2) of the Securities Act and the rules thereunder, as a transaction by an issuer not involving any public offering. Appropriate legends were affixed to the share certificates issued in the transaction described above.

SALE OF SECURITIES TO SHAREHOLDERS OF DPSC SOFTWARE, INC.

On December 15, 1999, the Company issued 525,000 shares of common stock and 500,000 shares of Series A 8% Convertible Preferred Stock (the "Preferred Stock") in connection with the acquisition of the assets of DPSC Software, Inc. ("DPSC"). Of these shares, 131,250 shares of common stock and 125,000 shares of Preferred Stock were placed in escrow for indemnification and other purposes. In connection with these issuances, the Company also granted to the former shareholders of DPSC demand and piggyback registration rights with respect to the shares of common stock issued in the acquisition and the shares of common stock that may be received upon the conversion of the Preferred Stock into common stock.

The Preferred Stock entitles the holder thereof to receive cumulative cash dividends when, as and if declared by the Board of Directors of the Company at the rate of 8% per year. Dividends shall accrue each day and must be paid in full before any dividend may be paid on any stock ranking junior to the Preferred Stock, including the common stock. The Preferred Stock is also entitled to receive a preferential liquidation payment upon the liquidation, dissolution or winding up of the Company for any reason. This payment must be made before the payment or distribution of any assets of the Company in liquidation to the holders of any stock ranking junior to the Preferred Stock, including the common stock. The shares of Preferred Stock are immediately convertible into an aggregate of 411,067 shares of common stock, subject to certain anti-dilution adjustments. The Preferred Stock is also redeemable at the option of the Company if the average closing price of the common stock for any four week period equals or exceeds $26.00 per share.

The shares of common and preferred stock issued in this transaction were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption provided by section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. Appropriate legends were affixed to the share certificates issued by the Company in this transaction and the Company did not engage in any general solicitation or advertising in connection with offers or sales of these securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 2, 1999, the shareholders of the Company unanimously approved and adopted the Netzee, Inc. 1999 Stock Option and Incentive Plan (the "Plan"). This action was taken by written consent in lieu of holding a special meeting of the shareholders.

On September 2, 1999, the shareholders of the Company unanimously approved and adopted the contribution of the Internet banking divisions of each of TIB and The Bankers Bank to the Company. This action was taken by written consent in lieu of holding a special meeting of the shareholders.

On September 2, 1999, the shareholders of the Company unanimously approved and adopted the merger of Dyad Corporation with and into the Company. This action was taken by written consent in lieu of holding a special meeting of the shareholders.

On November 3, 1999, the holders of at least a majority of the shares of issued and outstanding common stock of the Company took the following actions by written consent in lieu of holding a special meeting of the shareholders:

         (1) Article XI of the Articles of Incorporation was amended to require the unanimous written consent of all shareholders in order to take action by written consent and without a meeting.

         (2) A form of Indemnification Agreement to be entered into between the Company and some or all of its officers and directors, as may be determined in the sole discretion of the Board of Directors, was approved and adopted.

         (3)      The shareholders ratified and approved the Plan.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.



         EXHIBIT
          NUMBER                       DESCRIPTION OF EXHIBIT
         -------  --------------------------------------------------------------
          2.1*    Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the
                  shareholders of SBS Corporation.

          2.2* Agreement and Plan of Merger, dated September 3, 1999, by and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.

          2.3* Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and TIB The
                  Bankers Bank.

          2.4* Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and The
                  Independent BankersBank.

          2.5*    Acquisition Agreement, dated September 3, 1999, by and among
                  Netzee, Inc., Call Me Bill, LLC and each of the members of Call Me Bill, LLC.

          2.6*    Asset Transfer Agreement, dated August 6, 1999, by and between
                  The InterCept Group, Inc. and Direct Access Interactive, Inc.

          2.7* Agreement and Plan of Merger, dated September 3, 1999, by and between Netzee, Inc. and Direct Access Interactive, Inc.

          2.8 Asset Purchase Agreement, dated December 15, 1999, by and among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.


          3.1 Amended Articles of Incorporation of Netzee, Inc., as amended to date.

          3.2*    Amended and Restated Bylaws of Netzee, Inc.

          4.1*    Form of Netzee, Inc. common stock certificate

          4.2 Form of Netzee, Inc. Series A 8% Convertible Preferred Stock certificate

          4.3* Registration Rights Agreement, dated August 6, 1999, by and among Netzee, Inc. (as successor to Direct Access Interactive,
                  Inc.) and each of the former shareholders of SBS Corporation.

          4.4* Registration Rights Agreement, dated September 3, 1999, by and among Netzee, Inc., The Bankers Bank and TIB The Independent
                  BankersBank.

          4.5* Registration Rights Agreement, dated August 31, 1999, by and among Netzee, Inc. and each of the former shareholders of Dyad
                  Corporation.

          4.6*    Agreement, dated September 3, 1999, by and between Netzee,
                  Inc. and Sirrom Investments, Inc., regarding registration rights of Sirrom.

          4.7* Registration Rights Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.

          4.8*    Warrant, dated October 18, 1999, issued to Kellett Partners,
                  L.P.

          4.9 Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.

         10.1*    Netzee, Inc. 1999 Stock Option and Incentive Plan.

         10.2*    Option Agreement, dated July 1, 1999, by and between Netzee,
                  Inc. (as successor to Direct Access Interactive, Inc.) and
                  Glenn W. Sturm.

         10.3*    Option Agreement, dated July 1, 1999, by and between Netzee,
                  Inc. (as successor to Direct Access Interactive, Inc.) and
                  John W. Collins.

         10.4*    Option Agreement, dated July 1, 1999, by and between Netzee,
                  Inc. (as successor to Direct Access Interactive, Inc.) and
                  Richard S. Eiswirth.

         10.5*    Employment Agreement, dated September 1, 1999, by and between
                  Netzee, Inc. and Glenn W. Sturm.

         10.6*    Employment Agreement, dated September 1, 1999, by and between
                  Netzee, Inc. and C. Michael Bowers.

         10.7*    Employment Agreement, dated September 1, 1999, by and between
                  Netzee, Inc. and David W. Brasfield.

         10.8*    Employment Agreement, dated September 1, 1999, by and between
                  Netzee, Inc. and Richard S. Eiswirth.

         10.9* Form of Indemnification Agreement to be entered into between Netzee, Inc. and each of its executive officers and directors.

         10.10* Promissory Note, dated August 6, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $21,534,625.

         10.11* Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $4,399,639.22.

         10.12* Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $2,882,200.

         10.13* Promissory Note, dated September 1, 1999, from John W. Collins as maker, to Netzee, Inc. (as successor to Direct Access
                  Interactive, Inc.).

         10.14* Promissory Note, dated September 1, 1999, from Glenn W. Sturm as maker, to Netzee, Inc. (as successor to Direct Access
                  Interactive, Inc.).

         10.15*   Promissory Note, dated September 1, 1999, from Donny R.
                  Jackson as maker, to Netzee, Inc. (as successor to Direct
                  Access Interactive, Inc.).

         10.16*   Promissory Note, dated September 1, 1999, from Richard S.
                  Eiswirth as maker, to Netzee, Inc. (as successor to Direct
                  Access Interactive, Inc.).

         10.17* Line of Credit Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.


         10.18+* General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and TIB The Independent
                  BankersBank.

         10.19+* General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and The Bankers Bank.

         10.20*   Sublease, dated September 1, 1999, by and between The Bankers
                  Bank and Netzee, Inc.

         10.21*   Commercial Lease, dated January 9, 1998, by and between DMB,
                  LLC and Netzee, Inc. (as successor to Direct Access
                  Interactive, Inc. (as successor to SBS Corporation)).

         10.22    Employment Agreement, between Bruce Gall and Netcal, Inc.

         27.1     Financial Data Schedule

         27.2     Financial Data Schedule

         27.3     Financial Data Schedule

------------

         * Previously filed as an exhibit to Netzee, Inc.'s Registration Statement on Form S-1 (File No. 333-87089).
         + Portions of this exhibit have been omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 8, 1999.


(b)      Reports on Form 8-K.

         There were no reports on Form 8-K that were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NETZEE, INC.

Date:  December 22, 1999         /s/  Richard S. Eiswirth
                                 -----------------------------------------------
                                 Executive Vice President, Chief Financial
                                 Officer and Secretary
                                 (Principal Financial and Accounting Officer and
                                 Duly Authorized Officer)