Form 10-K
period 1999-12-31
NETZEE INC
filed 2000-03-29
CIK 1094335

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-27925

                                  NETZEE, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

                 GEORGIA                                    58-2488883
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification No.)

    6190 POWERS FERRY ROAD, SUITE 400                         30339
             ATLANTA, GEORGIA                               (Zip Code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code:  (770) 850-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 20, 2000 was: $182,876,635.

     The number of shares of Netzee, Inc. common stock outstanding as of March 20, 2000 was 21,705,083.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                          ----
  PART I:
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   16
  Item 3.   Legal Proceedings...........................................   17
  Item 4.   Submission of Matters to a Vote of Security Holders.........   17
  PART II:
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   17
  Item 6.   Selected Financial Data.....................................   21
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   24
  Item 7A.  Qualitative and Quantitative Disclosures Regarding Market
            Risk........................................................   40
  Item 8.   Financial Statements and Supplementary Data.................   40
  Item 9.   Disagreements on Accounting and Financial Disclosure........   40
  PART III:
  Item 10.  Directors and Executive Officers of the Registrant..........   40
  Item 11.  Executive Compensation......................................   40
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   41
  Item 13.  Certain Relationships and Related Transactions..............   41
  PART IV:
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   41

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of Netzee, Inc. and our management. The words "may," "will," "anticipate," "believe," "intend," "expect," "estimate," "plan," "strategy" and similar expressions are intended to identify forward-looking statements. These statements are based upon a number of assumptions and estimates that are subject to significant uncertainties, many of which are beyond our control. These forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to our brief operating history and our ability to achieve or maintain profitability; the integration of acquired assets and businesses; our ability to achieve, manage or maintain growth and execute our business strategy successfully; our dependence on developing, testing, implementing, and our ability to successfully market and sell, enhanced and new products and services; risks associated with possible system failures and rapid changes in technology; our ability to retain existing customers and execute agreements with new customers; our ability to sell our products and services to financial institution customers and their customers; our ability to respond to competition; the volatility associated with Internet-related companies; and various other factors discussed in detail in this Form 10-K and our other filings with the Securities and Exchange Commission, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Future Results of Operations or Financial Condition." We do not undertake any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or future operating results.

GENERAL

     Our mission is to offer Internet products and services that meet the retail and wholesale needs of community financial institutions in the United States with assets of less than $10 billion. As of December 31, 1999, we had relationships to provide our products and services to over 7,000 community financial institutions. As of December 31, 1999, we had over 700 interactive customers, which are institutions under contract to utilize one or more of our Internet or voice response products and services. More than 450 customers have contracted for one or more of our Internet products, and more than 350 of these customers were implemented as of year-end 1999.

     We provide a retail suite of integrated Internet banking products and services and Internet commerce solutions to community financial institutions. The retail suite provides cost-effective, outsourced, secure and scalable Internet banking and commerce solutions that enable community financial institutions to offer to their customers a wide array of financial products and services over the Internet. These products and services are branded with the financial institution's own name and contain each institution's logo, colors and other distinctive branding characteristics. This branded solution enables community financial institutions to provide their customers with the convenience of Internet banking without losing the personal relationship and service associated with the local community financial institution.

     Complementing this retail suite, we offer to community financial institutions custom web site design, implementation and marketing services, telephone banking products and Internet access services. Our broad range of products and services are designed to enable a community financial institution to compete effectively with the services offered by both larger and Internet-based financial institutions.

     Our Internet commerce product, Banking on Main Street(TM), enables a community financial institution to place its business customers on the Internet through the creation of individualized web sites. Links to these web sites are incorporated into the community financial institution's home page. The community financial institution's web site, therefore, becomes a central Internet marketplace where consumers and businesses may conduct banking and Internet commerce transactions, where local businesses may sell their products and services, and where national vendors may access this entire group of customers, all under the trusted brand name of the community financial institution.

     Beginning in December 1999, we began to market and sell a wholesale group of products and services that helps fulfill the operational needs and regulatory requirements of financial institutions. Our wholesale suite of products and services enables financial institutions to create internal efficiencies and provides employees with information to better manage banking operations. These applications provide for:

     - streamlined electronic regulatory reporting;

     - Internet-based bond portfolio and asset/liability management analytic tools; and

     - access to key information and services from various providers of financial information via the Internet.

     With respect to our retail suite of products and services, we currently earn substantially all of our revenues from recurring monthly service fees, flat monthly per user fees and per transaction charges. With respect to our wholesale suite of products and services, we earn substantially all of our revenues from annual, quarterly and monthly subscription fees paid by financial institutions who use these applications. We expect to derive little or no revenue from up-front software or implementation fees.

     We are focused on increasing our community financial institution customer base, expanding relationships with our existing community financial institution customers, and increasing the penetration of our products and services with community financial institution customers.

FORMATION OF NETZEE

     Netzee was formed as a Georgia corporation in August 1999 to be merged with Direct Access Interactive, Inc. ("Direct Access" or the "Predecessor"), a company that was formed in October 1996 to provide Internet and telephone banking products and services. The InterCept Group, Inc. ("InterCept") acquired Direct Access as a wholly-owned subsidiary in March 1999. InterCept currently owns approximately 35% of our common stock.

     In August 1999, Direct Access acquired SBS Corporation ("SBS") in a merger. Immediately after the merger, Direct Access sold all of the assets of SBS, other than its Internet and telephone banking assets, to InterCept. Based in Birmingham, Alabama, SBS provided automated technology products and services, including Internet and telephone banking systems, to community financial institutions nationwide.

     In September 1999, Direct Access was merged into Netzee, with Netzee being the surviving corporation. On that same day, Netzee acquired the Internet banking divisions of each of TIB The Independent BankersBank ("TIB"), a Texas state chartered and Federal Reserve member bank, and The Bankers Bank, a Georgia state chartered and Federal Reserve member bank. A "bankers' bank" is a bank that exclusively serves and is owned by other financial institutions.

     In September 1999, Netzee also acquired all of the ownership interests in Call Me Bill, LLC ("Call Me Bill"). Based in Elizabethtown, Kentucky, Call Me Bill provides 24-hour electronic bill payment services to financial institutions' customers. We have integrated these services into our Internet banking solution.

     In September 1999, Netzee also acquired Dyad Corporation ("Dyad"). Based in Norcross, Georgia, Dyad developed proprietary loan application, approval and fulfillment software that is being integrated into our Internet banking solution.

     In December 1999, a wholly-owned subsidiary of Netzee acquired certain of the assets and liabilities of DPSC Software, Inc. ("DPSC"). Located near Los Angeles, California, DPSC provided regulatory reporting and support applications designed to meet the needs of community financial institutions. As of December 15, 1999, DPSC had over 7,000 financial institutions as customers.

RECENT ACQUISITION

     In March 2000, Netzee completed the acquisition of substantially all of the assets of Digital Visions, Inc. ("DVI"). Based in Minneapolis, Minnesota, DVI provided Internet-based financial information tools for community financial institutions. As consideration for this acquisition, we issued 838,475 shares of common stock. We also issued options to purchase 70,419 shares of common stock in exchange for the cancellation of options to purchase DVI common stock. In addition, we assumed approximately $4.5 million in liabilities. DVI also has the right to receive up to 628,272 additional shares of our common stock if certain revenue targets are met in fiscal years 2000 and 2001.

INDUSTRY OVERVIEW

  The Internet and E-Commerce

     The Internet has emerged as the fastest growing global communications and transactional medium in history and is dramatically changing the way people and businesses share information and conduct commerce. International Data Corporation, a leading provider of research for the information technology industry, estimates that the number of Internet users worldwide will increase from approximately 142 million in 1998 to 502 million by 2003, a compound average growth rate of approximately 29%. This growth is being driven by a number of factors, including:

     - an expanding base of personal computers in the home and workplace;

     - an increasing general awareness of the Internet and e-commerce among consumer and business users;

     - improvements in network and communications infrastructure and security;

     - easier, faster and less expensive access to the Internet and commercial on-line services; and

     - the introduction of alternative Internet-enabled devices, such as televisions and hand-held computers.

     Businesses have also embraced the Internet as an important means of communicating and conducting transactions. Many companies' web sites are interactive and transaction-based, enabling them to provide a wide range of e-commerce applications. International Data Corporation estimates that revenue from business to consumer e-commerce will increase from approximately $15 billion in 1998 to more than $177 billion in 2003, a compound annual growth rate of approximately 64%. International Data Corporation estimates that revenue from business to business e-commerce will increase from approximately $35 billion in 1998 to more than $1.1 trillion in 2003, a compound annual growth rate of approximately 100%.

  Internet Banking

     Consumers, businesses and financial institutions are recognizing that the Internet is a powerful and efficient medium for the delivery of banking services. These services include Internet banking, bill payment, bill presentment and other services for individuals, and cash management, payroll and other services for the commercial customers of financial institutions. Consumers and small businesses are increasing their demand for Internet banking as a convenient and cost-effective method to monitor financial accounts and transact business 24 hours a day, seven days a week. Additionally, unlike personal computer banking, which requires users to load specialized software onto their computers, Internet banking provides the flexibility to perform a wide range of transactions from any personal computer or Internet-enabled device delivered through a browser. International Data Corporation estimates that there were approximately 8 million users banking over the Internet in the United States at the end of 1998, and projects that the number will increase to approximately 40 million by 2003, a compound annual growth rate of approximately 38%.

     In addition to customer demand, financial institutions are motivated to provide Internet banking solutions to retain existing customers, attract new customers, provide additional non-interest sources of revenues and reduce costs. International Data Corporation also estimates the number of financial institutions offering on-line banking services will increase from 1,150 in 1998 to 15,845 by 2003, and that these services will be offered primarily via the Internet. Financial institutions have been faced with the loss of their traditional customer bases due, in part, to customer demand for comprehensive financial services from a single provider. The Internet provides the platform to market traditional banking products and services and the flexibility to expand into non-traditional banking services, such as brokerage services, insurance and bill presentment. Internet banking also allows a financial institution to collect and analyze customer data for use in targeted marketing programs.

  Internet Banking for Community Financial Institutions

     According to Online Banking Report, over 50% of the 100 largest banks in the United States offer Internet banking. By contrast, only approximately 5% of community financial institutions in the United States currently offer Internet banking. According to the Federal Deposit Insurance Corporation (the "FDIC") and the National Credit Union Administration, there are approximately 8,540 banks, 1,630 thrifts and 10,750 credit unions in the United States with assets of less than $10 billion each. As a result of the adoption of Internet banking services by their larger competitors and the growth of e-commerce, community financial institutions are under increasing pressure to offer Internet-based home and business banking services. Community financial institutions realize that if their product and service offerings are inadequate, they risk losing customers to larger institutions, Internet-only banks, investment and brokerage companies, retailers, insurance companies or locally competitive community financial institutions that offer these services.

     Community financial institutions face many hurdles in providing a comprehensive Internet banking solution to their retail and business banking customers. In particular, competition from other bank and non-bank financial institutions has eroded profit margins and has forced community financial institutions to focus on reducing non-interest related costs. Therefore, these institutions often lack the capital and human resources to develop and maintain the necessary technology and infrastructure, to design in-house, on-line banking services, and to provide integrated customer support for their on-line banking services.

     Because of these capital and human resources constraints, we believe that many community financial institutions require a low-cost, outsourced Internet-based banking solution. This solution must be implemented rapidly and cost-effectively and must interface with the institution's existing core processing system. A community financial institution's Internet banking system must be secure, reliable and scalable. In addition, the Internet solution must provide the flexibility to add new products and services such as e-commerce and other non-traditional banking service offerings.

THE NETZEE SOLUTION

     We provide products and services that fulfill the retail and wholesale needs of community financial institutions. Our retail suite provides Internet banking and commerce solutions that enable community financial institutions to offer to their customers a wide array of financial products and services over the Internet, while our wholesale suite helps fulfill the operational needs and regulatory requirements of financial institutions.

     Our Internet banking solutions consist of (1) our Internet banking and commerce products and services, (2) implementation, web site design and support and other related services and (3) data centers that support and host these products and services. The data centers interface with a community financial institution's existing computer hardware and core processing systems, as well as with the financial institution's customers. The data centers contain the web servers, computers, data storage, retrieval and security systems, and support personnel necessary to operate the Internet-based systems. This solution offers a wide array of Internet-based functions, including products and services for the financial institution, and its home and business banking customers. Each community financial institution can choose the products and services that best fit its customer base and its internal requirements, and can easily customize our system to add new or different functions. We have also designed these Internet-based systems with the flexibility to accommodate increased numbers of users.

     Our products and services offer the following features:

          Internet Banking Services in an Outsourced Community Environment. Our Internet-based retail suite gives community financial institutions the ability to provide the convenience of on-line banking services while maintaining personal relationships and affording quality service to their customers. Each community financial institution can create a customized and branded Internet banking system, with its trademarks, logo, colors and other distinctive features. Additionally, the community financial institution's customers perceive that they are interacting with their community financial institution. This allows the community financial institution to compete more effectively in its market, to improve its customer relations, to increase its customer base, to offer its customers additional products and services, and to increase its non-interest income.

          We provide all of the proprietary software and the hardware necessary to operate Internet-based systems. Community financial institutions that use our solution do not need to develop in-house software, purchase or maintain expensive equipment, or hire a technical staff. We also offer customers web site design, development and hosting. We generally waive up-front implementation costs, which makes our products and services an affordable outsourced solution for many community financial institutions concerned with the cost of implementing Internet technology. Compared with installing in-house Internet systems, we can significantly reduce the time and expense necessary to implement, upgrade and support an Internet solution. We have implemented data encryption and firewall technology to shield our core Internet servers from unauthorized access. We have been certified by ICSA, a company that has developed standards for testing the security of a product against internationally accepted risk-reduction criteria.

          Gateway to Internet Commerce. Our retail suite of Internet banking products and services includes Banking on Main Street(TM), which is a branded Internet commerce enhancement that enables community financial institutions to provide their customers an easily accessible gateway to a branded Internet-based network of products and services offered by both national companies and local merchants. Additionally, through Banking on Main Street(TM), businesses can increase their customer base and sales by using the Internet. In addition to standard financial account services, community financial institutions can offer their commercial customers Internet commerce accounts that include a customized web page and a "storefront" on the Internet. This product allows community financial institutions to develop stronger relationships with their commercial customers by providing their businesses direct access to a rapidly growing number of Internet users.

          Internet Access and Telephony Services. Through a five-year strategic alliance with UUNet Technologies, Inc. ("UUNet"), a wholly-owned subsidiary of MCI WORLDCOM, Inc., announced in January 2000, we will offer a comprehensive suite of communications products and Internet access services to community financial institutions. As our customer, the community financial institution will be able to offer both its retail and commercial business customers Internet access services and discounted telephony services. The various services are co-branded with the community financial institution's name. We will pay UUNet a fee for our right to market and sell these services, and we also will pay commissions to community financial institutions with respect to our sales of these Internet access services to their customers.

          Regulatory Reporting and Support Applications. Several applications within our wholesale suite provide financial institutions with software to complete certain required regulatory reports and related tasks in an electronic medium. These applications are being converted to Internet-based applications.

          Bond Accounting, Portfolio and Asset/Liability Management Analytics. These analytical tools, accessible via the Internet, allow a financial institution to complete bond accounting, risk assessment and other management functions related to the financial operations of the institution. The portfolio and asset/ liability analytics provide risk assessment and portfolio analysis relative to the possible effects of potential transactions and fluctuations in interest rates.

          Access to Critical Information Sources. Through our Banc Mall(TM) and PortPro Mall(TM) products, employees of our financial institution customers can access sources of critical information via the Internet, enabling the financial institutions to streamline their operating functions. Available information services include vehicle valuations, credit reports, industry and economic forecasts, and title and lien search information.

          Marketing and Consulting Services. We also provide marketing and sales training programs for community financial institutions and their customers. These programs are specifically designed to increase usage of our Internet-based products and services by a community financial institution's customer base.

          Compatibility with Existing Core Processing Software. Our Internet-based systems are designed to work with different types of core processing software and data processing services. At present, we have successfully installed Internet banking products and services that interface with approximately 41 different core processing environments. Further, we believe that we have the ability to interface our products with many other core processing systems with nominal effort and expense. We also design these systems so that they work with other banking functions that the financial institution may support, such as loan application and check imaging services.

THE NETZEE STRATEGY

     Our mission is to offer products and services that meet the retail and wholesale needs of community financial institutions. We provide an innovative gateway to the Internet by combining Internet banking products and services with Internet commerce capabilities and other Internet-based products. Community financial institutions can utilize these products and services to create new banking relationships and enhance relationships with their existing customers. We also provide our customers with a suite of wholesale products and services that helps fulfill the operational needs and regulatory requirements of financial institutions. Our goal is to become the leading provider of these retail and wholesale products and services to community financial institutions by:

          Increasing Revenue from Existing Customers. We currently serve over 7,000 institutional customers. One of our primary objectives is to cross-market our products and services to existing institutional customers. Additionally we anticipate that we will actively market our products and services to the institutional customer's potential end users. We provide institutional customers with marketing assistance programs and related support services in order to increase the number of users of our on-line banking systems. We use our client marketing and consulting personnel to encourage community financial institutions to advertise and promote their on-line systems effectively. Additionally, our base of commercial and consumer end users provides a significant audience to which regional and national advertising campaigns can be directed. We anticipate that this targeted marketing will provide an additional source of revenue.

          Capitalizing on Strategic Marketing Alliances with Bankers' Banks and Other Partners. We plan to increase our customer base by entering into additional strategic marketing alliances with bankers' banks, commercial regional banks, national broker dealers, developers of core processing software and Internet-related service providers. Our existing strategic partners have business relationships with numerous financial institutions to which they will exclusively market our Internet banking solution. We also intend to expand our existing sales force to increase opportunities with existing strategic partners as well as to develop new strategic alliances.

          Expanding Internet Commerce Products. With the addition of our wholesale suite of products and services, we continue to build upon our retail suite of Internet-based applications available to the community financial institution market. Our strategy is to provide customers with a comprehensive set of Internet commerce and Internet-enabled tools to help them remain competitive in today's rapidly changing business environment. We believe that access to information for better and quicker decision-making, coupled with streamlining portions of normal operations, will provide value to our customers. In addition to traditional on-line banking services, we intend to provide community financial institutions with access to new products and services, such as loan origination and processing, insurance, brokerage, bill presentment, electronic safe deposit boxes and additional Internet commerce opportunities.

          We have designed our Internet banking system to store, access and process large amounts of information. We believe that this system can quickly and easily be upgraded to offer new on-line products and services to a financial institution's customers. We also intend to expand upon and improve existing technology to enhance the overall functionality and performance of the system. We believe these improvements will further enhance our Internet banking system and provide additional services to our customers.

          Creating Branded Electronic Marketplaces. We intend to position the community financial institution's web site as the destination for on-line financial and Internet commerce applications. Our Banking on Main Street(TM) product capitalizes on this opportunity by providing our customers' commercial clients with a convenient and cost-effective means of selling their products and services on-line. We utilize and market our Internet commerce products and services in tandem with our Internet banking system to offer community financial institutions a complete Internet-based presence.

PRODUCTS AND SERVICES

  Overview

     We design, implement and sell products and services designed to meet the retail and wholesale needs of our community financial institution customers. Our retail suite provides Internet banking and commerce solutions that enable community financial institutions to offer to their customers a wide array of financial products and services over the Internet, while our wholesale suite helps fulfill the operational needs and regulatory requirements of financial institutions.

  Internet-Based Retail Products and Services

     Our retail suite of products and services is designed to meet each of our customer's specific requirements, including a web site branded under an individual customer's own name and customized product offerings targeted directly to a customer's core consumer and business customer bases. As of December 31, 1999, we have contracted with over 450 customers to provide one or more Internet products from our retail suite. This retail suite consists of the following:

     - proprietary software;

     - interfaces with a customer's core processing systems;

     - Internet commerce capabilities;

     - Internet access services;

     - secure data centers and backup capabilities;

     - system maintenance and upgrades;

     - training and marketing assistance; and

     - web site design, development and hosting.

     Our retail products and services enable a community financial institution's customers to access the following services on-line:

     - Account Information. Customers can view balance information for checking and savings accounts, certificates of deposit, lines of credit, automobile loans and mortgage loans. Customers can also view year-to-date interest accrued or paid, interest rates and deposit maturity dates.

     - Cash Management. Business customers can monitor their accounts, make tax payments and execute wire transfers. We also provide a cash concentration function, which periodically sweeps cash from several bank accounts into a single interest-bearing account.

     - Funds Transfer. Customers can transfer funds among accounts and establish electronic bill payment.

     - Compatibility with Personal Financial Management Software. Customers can download their account information into popular personal financial management software, such as Quicken(R) and Microsoft Money(R).

     - Bill Payment. Customers can pay bills electronically 24 hours a day, seven days a week and can establish future and recurring payments.

     - U.S. Series EE Savings Bonds. Customers can purchase Series EE U.S. Savings Bonds.

     - Additional Features. Customers can reorder paper checks, request an account statement or contact financial institution personnel by e-mail.

     Community financial institutions typically enter into three- to five-year contracts for our Internet banking products and services. Customers pay a monthly fee under these contracts, based upon the level of usage by their customers and the types of optional products and services utilized. We also charge additional fees for optional products and services that our customers elect to receive, such as consulting and marketing services.

  Banking on Main Street(TM) Internet Commerce System

     We believe that we are one of the only companies to design, develop and sell an Internet commerce software package specifically tailored to meet the needs of community financial institutions and their customers. Banking on Main Street(TM) expands the gateway to the Internet established through our Internet banking system.

     The Banking on Main Street(TM) program integrates products and services for both local businesses and consumers into an on-line marketplace. The marketplace features merchants in a fully Internet commerce-enabled environment and will offer a "universal shopping cart" for customers. This universal shopping cart concept will permit users to pay for products and services purchased from multiple vendors in a single settlement transaction.

     The Banking on Main Street(TM) program allows each community financial institution the ability to offer local and national businesses and vendors the opportunity to offer their products and services through their own web site, which is linked to the community financial institution's home page. Community financial institutions can easily add new local businesses and vendors at any time. A web site design "wizard" allows community financial institution employees to design and implement a customized web site for businesses in a matter of minutes.

     We provide users a variety of consumer and small business products and services over the Internet, including products offered by book, office furniture and supply, and video and game retailers, as well as payroll, leasing, check collection and human resource management services.

     In addition to the basic software package, we provide each community financial institution that uses Banking on Main Street(TM) with training and usage consulting services to teach its employees how to use the system and to explain all of its features to the community financial institution's commercial customers.

  Telephone Banking Product

     We also offer a telephone banking product to provide a community financial institution's customers with convenient and safe access to information regarding their accounts from their homes or businesses at any time of day or night. This product also allows the community financial institution to spend less time responding to routine account information requests and to devote more time to developing important personal customer relationships. As of December 31, 1999, we had more than 400 community financial institution customers under contract to utilize our telephone banking product. Standard features of this telephone banking product include:

     - account information, such as current balance, interest rates and account activity for checking and savings accounts, certificates of deposit and loans;

     - fund transfers between accounts;

     - verification for merchants that there are sufficient funds in their customers' accounts;

     - promotional, marketing and community-related messages; and

     - time and temperature.

     This telephone banking product can be installed in a community financial institution in less than a week with minimal investment and inconvenience. It also provides customized messages, menu items and services to meet customers' individual needs. We charge community financial institution customers who subscribe to this telephone banking product a recurring monthly fee.

  Wholesale Applications

     We also design, implement, market, sell and support a suite of regulatory reporting and support applications to over 7,000 financial institutions. Our wholesale suite of products and services allows these financial institutions to submit required annual and quarterly financial reports to the appropriate government regulatory agencies. The supporting applications provide the financial institution with an analysis of the financial institution's performance and how it compares to other institutions in its peer group. Among other programs, this suite includes the following:

     - CallReporter(TM). CallReporter(TM) automates the completion, edit verification, and electronic submission of the quarterly Federal Financial Institutions Examination Council ("FFIEC") Call Report. The Call Report is a detailed Report of Condition (detailed balance sheet and supporting schedules) and Income Statement. Every insured commercial financial institution and FDIC-supervised savings institution must submit this report on a quarterly basis. At present, the CallReporter(TM) software program is used by over 5,500 financial institutions to complete and submit the Call Report.

     - OTS Reporter(TM). OTS Reporter(TM) automates the completion and electronic submission of the quarterly thrift financial, consolidated maturity and cost of funds reports to the Office of Thrift Supervision ("OTS"), which regulates and supervises approximately 1,200 thrifts and savings and loan associations.

     - Riskreporter(TM). Riskreporter(TM), a risk-based capital compliance system, calculates the required values to complete the Regulatory Capital Schedule of the FFIEC Call Report. The program also provides financial institution management with the tools to manage the financial institution's risk-based compliance requirements.

     - Riskmonitor(TM). Riskmonitor(TM) is an asset/liability analysis program that calculates the impact of potential interest rate changes on the financial institution's margin and interest income. The report is a combination of tabular and graphical reports with narratives that provide the financial institution with the information and tools to respond to the regulatory requirement of monitoring on a quarterly basis the financial institution's overall interest rate risk profile.

     - PortPro(R) Bond Accounting and Analytics. PortPro(R) offers a comprehensive set of bond accounting software delivered via the Internet. This includes summary and detailed management reporting, regulatory reporting, and import/export capabilities for use with the financial institution's accounting system. In addition, the software provides risk, purchase and pro forma analyses based on current bond pricing.

     - PALMS(TM) Asset/Liability Management. PALMS(TM) furthers the capabilities of PortPro(R) by providing reporting and analytics tools for the financial institution's assets and liabilities. The software allows for data to be imported from various systems, including the institution's general ledger, bond accounting system, loan system and deposit system. Simulations can be run on an asset-by-asset and liability-by-liability basis.

     - Banc Mall(TM) and PortPro Mall(TM). These services provide employees of the financial institution with Internet-based access to critical data required for various functions, processes and decision-making. These include access to vehicle valuations, credit reports, industry and economic forecasts and title and lien search information.

RELATED SERVICES

  Implementation Services

     We provide the implementation services necessary to install our Internet-based retail suite and to create a customized Internet-based interface that includes the logo, colors and other distinctive branded characteristics of the community financial institution. This interface integrates our products and services with the community financial institution's core processing systems. For a typical Internet banking system installation, the implementation period is currently approximately 60 days.

     We currently have the ability to interface with approximately 41 core processing environments. We use existing third-party software and other application tools to design interfaces with financial institution core processing systems.

  Marketing Services

     We provide our financial institution customers with an Internet marketing package designed to increase the number of their customers who use our Internet products and services. We charge fees for these services based upon the type and length of engagement. This marketing package includes the following services:

     - Strategic Marketing Services. We provide our customers with strategic assistance in developing, marketing and supporting the success of their Internet banking and commerce products and services. We also offer customized consulting services to community financial institutions that have specific marketing and training needs. These services allow financial institutions to conduct effective in-branch and community-wide promotions of our Internet banking services.

     - Advertising and Promotional Efforts. We assist customers in advertising their on-line services through newspapers, radio, press releases, direct mail and other media. We also provide customers with in-branch marketing materials, such as brochures, banners and other promotional items.

     - Employee Training. We assist our customers in educating their employees about the uses and benefits of Internet banking and commerce. Our employee training guide also explains the financial and security features of the on-line systems, introduces sales techniques, instructs employees on how to overcome common customer objections and provides additional resources for learning about the Internet and on-line banking in general.

  Web Site Development and Related Services

     Our team of in-house web site designers creates fully interactive and customized web sites for our community financial institution customers. Working closely with the customer, the team designs a web site to incorporate the form and functionality required by the community financial institution, including the integration of proprietary and value-added financial services such as logos and other branding methods, application forms, financial calculators and links to other web sites. We offer basic web site development services without charge and provides additional enhancement, customization and design services for a fee. We host and maintain most of our customers' web sites at our data centers.

PRODUCT AND SERVICE DEVELOPMENT

     We are continuing to expand and enhance the products and services that we provide to community financial institutions to enable them to offer a wider variety of Internet commerce products and services to their customers.

SYSTEMS ARCHITECTURE

  Fat Server Architecture

     Our computer systems operate in a "fat server" environment. A server is computer hardware and software attached to a network and shared by multiple users, or clients. Clients and servers operate in two primary environments: "fat server" and "thin server." A fat server environment exists where the servers store and process most or all of the information in the network. By contrast, a thin server environment exists where the clients or other servers process most of the information in the network.

     By using fat server technology, our system can process and store large amounts of information without having to wait for a financial institution's core processing system to retrieve the information and relay it back to the central computer. Fat server technology provides the following important advantages over thin server technology:

     - Greater Ability to Store Information. Because a fat server is required to perform substantially more tasks than a thin server, it must have greater storage capabilities than a thin server. This allows the fat server to retain more financial information for each user than a thin server. The fat server system currently stores multiple years of customer data, whereas thin server systems typically provide access to 60 to 90 days of financial data. We believe that the information storage capacity of a fat server provides a more useful and flexible solution for a community financial institution's customers.

     - Greater Ability to Process Information. Fat servers contain most of the information processing and analysis applications and are designed to manipulate and analyze customer account information easily. Financial institutions can utilize fat server technology to analyze customer account information efficiently to market and sell a variety of financial products and services, including loan, brokerage, insurance and tax services, directly to their customers.

     - Greater Ability to Collect Information from Different Sources. Fat servers are better equipped to collect and consolidate financial information from several different sources for the end user. For example, brokerage portfolio, insurance and loan balance information could be collected from separate sources, transmitted to a server, processed and organized into a single, easy-to-understand monthly statement that a user can access and review on-line.

  Data Centers

     Our Internet banking and commerce services that we provide are hosted and processed in our three data centers located in Atlanta, Georgia; Birmingham, Alabama; and Elizabethtown, Kentucky. The data centers contain the web servers for the system, as well as the communications equipment, data storage, retrieval and security software and hardware, and support personnel necessary to operate Internet services for each community financial institution's customers. The data centers also connect those customers to the community financial institution's existing core processing systems. Our data centers communicate with a community financial institution customer by transferring data from the community financial institution's core system to our servers in the data centers.

     We have been certified by ICSA, a company that certifies that a product is secure based upon internationally accepted security criteria. This certification means that our operations have been tested by ICSA and have been found to meet defined standards for risk reduction against a set of known security threats. In order to maintain this ICSA certification, our operations will be retested annually and will be subject to spot-checks to verify that we continue to comply with ICSA's security standards. In addition to ICSA certification, we have also been examined by federal and state banking authorities, including the Office of the Comptroller of Currency.

     To prevent service interruption and information losses due to power failures, our data centers are backed up by high-capacity battery systems. These battery systems provide continuous power to all production systems, including servers, monitors, telecommunications equipment and individual computers. In the event of an extended power outage, fuel-powered generators also provide backup power to the facilities. Each data center also serves as a backup facility to the other data centers. If one data center should experience a disruption, network traffic from that data center would be rerouted to one of the other operational data centers. This redundancy feature minimizes the risk of customer service disruption and allows for rapid response to an extended power or systems failure or other interruption. Off-site files are backed up on a daily basis to minimize the loss of stored customer information and to ensure system integrity in the event of a disaster.

SALES AND MARKETING

  Overview

     Our primary marketing efforts are focused on building awareness of our products and services among our target group of community financial institutions, identifying potential customers and establishing new strategic alliances. Our sales and marketing efforts are conducted through both direct and indirect channels.

     Direct Sales Channel. We use print advertisement, direct mail, telemarketing and trade shows to develop contacts at the senior officer level of target community financial institutions. These contacts are then passed along to regional sales personnel who follow up with the specific contact.

     Indirect Sales Channel. Our sales force also uses indirect sales methods to generate new customers. We engage third parties to refer financial customers that may be interested in purchasing our products and services. A sales staff member will then make a presentation to the proposed customer and, if successful, complete the transaction. We pay these third parties a commission based on the amount of sales of our products and services that result from their efforts.

  Strategic Marketing Alliances

     When evaluating Internet banking solutions, financial institutions usually focus on the ease of interfacing their existing core processing software with the Internet banking software. Core processing software is the central software used by a financial institution that processes information concerning banking transactions, such as deposits and withdrawals. The link between the core processing software and the Internet banking software allows for the transfer of transactional data between both software systems.

     We have formed a strategic marketing alliance with InterCept, a provider of integrated electronic commerce products and services for community financial institutions, as well as with vendors of core processing software and outsourced data processing services, all of which market our products and services to their customer bases. In addition, we have developed relationships with five bankers' banks to market and promote our services to their customers and shareholders, all of which are depository institutions.

     In September 1999, we entered into a General Marketing Agent Agreement with each of TIB The Independent Bankers Bank, The Bankers Bank, Pacific Coast Bankers' Bank and Atlantic Central Bankers' Bank. In January 2000, we also entered into a similar agreement with the First National Bankers' Bank. Pursuant to these agreements, each bankers' bank agrees to use its best efforts to promote and market our Internet banking products and services to community banks on an exclusive basis. In return, we pay commissions to each of these bankers' banks for all contracts with the community financial institutions. In addition to these obligations, each bankers' bank has agreed to conduct its business so as to maintain and increase our goodwill and reputation.

     In January 2000, we expanded our strategic marketing alliances through the acquisition of DVI. We entered into relationships with 22 commercial regional banks and broker dealers, pursuant to which each bank and broker dealer agrees to use its best efforts to promote and market our Internet-based PortPro(R) services to its financial institution customers. These alliances are with a variety of banking and brokerage institutions, including First Union Securities, Inc., First Tennessee Capital Markets, J.C. Bradford & Co., Inc., Zions Bank and Dain Rauscher, Inc.

CUSTOMERS

     Our target market is the approximately 20,000 community financial institutions in the United States with assets of less than $10 billion each. Within this target market, we focus on (1) independent community financial institutions, including banks, savings and loan associations, thrifts, trust companies and credit unions, and (2) financial institutions that are associated with or shareholders of a bankers' bank, which in each case rely on one or more of the data processing vendors with which we have developed interfaces. We seek to expand the number of vendors with which we have interfaces.

     As of December 31, 1999, we had over 7,000 institutional customers that bought one or more products from us. Over 700 of these customers were interactive customers, which are institutions that have purchased either an Internet or a voice response product. More than 450 customers have contracted for one or more of our Internet products. For the year ended December 31, 1999, no individual customer accounted for 10% or more of our total revenues.

COMPETITION

     The market for Internet-based banking products and services is highly competitive, and we expect that competition will intensify in the future. The market in which we operate is highly fragmented, as more than 100 on-line service outsourcing companies provide Internet-based banking products and services in the United States. We face competition from at least four major sectors:

     - Providers of outsourced Internet banking services to community financial institutions, including, among others, Cavion Technologies, Inc., Corillian Corporation, Digital Insight Corporation, FundsXpress, Inc., Home Account Network, Inc., Online Resources and Communications Corporation, Q-Up Systems, Inc., S1 Corporation, Source One Software, Inc. and Sanchez Computer Associates, Inc.

     - Large vendors that offer transaction processing services to financial institutions and also market their own Internet banking solutions, including, among others, Electronic Data Systems Corporation, Fiserv Correspondent Services, Inc., Jack Henry & Associates, Inc. and Marshall & Ilsley Corporation.

     - Large financial institutions that provide competitive products and services to individuals and businesses, including BankOne, through its Internet subsidiary, Wingspan bank.com, and Citigroup, Inc., through its Internet subsidiary, e-Citi. Through their Internet banking products and services, these large financial institutions can obtain customers from communities in distant locations, effectively decreasing demand for our products and services in these markets.

     - Other wholesale regulatory support application vendors that provide similar products and services, including SunGard Financial Services, Inc. and Sheshunoff Information Services, Inc.

     - Internet portals such as E*TRADE, Yahoo!, RealEstate.com, E-LOAN, Lending Tree.com, and iXL Enterprises, which serve as an alternative to financial institutions' web sites.

     In addition, we could experience competition from our potential customer financial institutions that develop their own on-line banking solutions and other Internet-enabled functions. Rather than purchasing Internet-based products and services from third-party vendors, community financial institutions could develop, implement and maintain their own services and applications. We also believe that we face competition from the various competitive alternative approaches for Internet-based solutions, such as thin servers, fat clients (personal financial management software) and in-house development. Each of these alternatives competes with our fat server, outsourced solution.

     We believe that our ability to compete successfully depends upon a number of factors, including, among other things:

     - the comprehensiveness, expandability, ease of use and service level of our products and services;

     - our market presence with community financial institutions, which is enhanced by our strategic marketing alliances;

     - our pricing policies compared to the pricing policies of competitors and suppliers;

     - our ability to interface with vendors of core processing software and services;

     - the reliability, security, speed and capacity of our systems and technical infrastructure;

     - the timing of introductions of new products and services by us and our competitors; and

     - our ability to support unique customer requirements.

     We expect competition to increase significantly as new companies enter the potential market area and current competitors expand their product lines and services.

INTELLECTUAL PROPERTY

     Although we believe that our success depends more upon our technical expertise than our proprietary rights, our future success and ability to compete depends in part upon our proprietary technology and proprietary technology we may license from others. None of our technology is currently patented, except that we have pending patent applications in both the United States and Canada with respect to our PALMS(TM) asset/liability management software. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We also limit access to and distribution of our source code, and we further limit the disclosure and use of other proprietary information. The steps that we may take in this regard may not be adequate to prevent misappropriation of our technology or technology we license from others. Further, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology or that which we license from others. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

GOVERNMENT REGULATION

  Regulation of the Financial Services Industry

     The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of community financial institutions such as commercial banks, savings and loans, credit unions, thrifts, securities brokers, finance companies, other loan originators, insurers and other providers of financial services, operate in markets that are subject to rigorous regulatory oversight and supervision. Our customers must ensure that marketing our products and services to their customers is permitted by the extensive and evolving regulatory requirements applicable to those community financial institutions. These laws and regulations include federal and state truth-in-lending and truth-in-savings rules, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act and the Community Reinvestment Act. The compliance of our products and services with these requirements depends on a variety of factors, including the particular functionality, the interactive design and the classification of the customer. Our financial services customers must assess and determine what is required of them under these regulations and are responsible for ensuring that our system and the design of their sites conform to their regulatory needs. We do not make representations to customers regarding applicable regulatory requirements, and we rely on each customer to identify its regulatory issues and to adequately specify appropriate responses. It is not possible to predict the impact that any of these regulations could have on our business.

     We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. We are subject to examination by the federal depository institution regulators under the Bank Service Company Act and the Examination Parity and Year 2000 Readiness for Financial Institutions Act. These regulators have broad supervisory authority to remedy any shortcomings identified in any examination they may conduct. We are also subject to encryption and security export laws and regulations which, depending on future developments, could render our business or operations more costly, less efficient or impossible.

     Federal, state or foreign authorities could adopt laws, rules or regulations affecting our business operations, such as requiring compliance with data, record keeping and other processing requirements. We may become subject to additional regulation as the market for our business evolves. It is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics and quality of services and products. Existing regulations may be modified.

     For example, we are not subject to the disclosure requirements of Regulation E of the Federal Reserve Board under the Electronic Fund Transfer Act, because we do not contract with consumers to provide them with electronic funds transfer services or provide access devices (such as cards, codes or other means of accessing accounts to initiate electronic funds transfers) to them. Regulation E regulates certain electronic funds transfers made by providers of access devices and electronic fund transfer services. Under Regulation E, our customers are required, among other things, to provide certain disclosures to retail customers using electronic transfer services, to comply with certain notification periods regarding changes in the terms of service provided and to follow certain procedures for dispute resolution. The Federal Reserve Board could adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance.

  The Gramm-Leach-Bliley Act

     On November 12, 1999, Congress passed the Gramm-Leach-Bliley Act (the "Act"), which introduced sweeping changes in the way the financial services industry is regulated. Among other things, the Act provides for greater restrictions upon the use and dissemination by financial institutions of non-public personal financial and other information regarding individuals who interact with financial institutions for personal, family or household purposes.

     The Act regulates the receipt and use of non-public personal financial information by both financial institutions and non-affiliated third parties to whom financial institutions may transmit such financial information. A financial institution is defined broadly as any person that contracts directly with individuals to provide financial services for personal, family or household purposes. Because we currently contract directly with individuals to provide them with such services, we would be subject to regulation under the Act as a financial institution. Further, because we receive financial information from our non-affiliated financial institution customers, we would also be regulated under the Act primarily by the Federal Trade Commission as a non-affiliated third party.

     When we act as a financial institution, the Act would require us to provide individuals with whom we interact (1) notice of our privacy policies, (2) the names of non-affiliated third parties to which we may provide non-public personal information and (3) the opportunity to opt out of having such information shared, except with respect to information that we may wish to provide an entity that provides services to us and in certain other circumstances. Even if that individual does not opt out at that time, he or she must be free to do so at any time after we provide the individual with the mandated disclosures.

     When we act as a non-affiliated third party providing services to financial institutions, we would be allowed under the Act to receive non-public personal information notwithstanding the fact that an individual has exercised his or her "opt out" rights. However, with respect to our ability to disseminate non-public personal information, we would be subject to the same restrictions as the financial institution, and thus would be prohibited from disseminating such information to others (except as otherwise permitted by the Act) if the customer has "opted out."

     The Act mandates that, no later than May 12, 2000, the various federal banking authorities, the Securities and Exchange Commission and the Federal Trade Commission must adopt final rules and regulations to implement these restrictions, including rules to define the term "non-public personal information." With the exception of the rulemaking requirements of the Act, the provisions of the Act will take effect six months after the date on which these rules are required to be adopted, unless a later effective date is specified in such rules. At present, these banking authorities and agencies have not adopted such rules and regulations, although the various banking authorities and the Federal Trade Commission have already issued proposed rules. Thus, we are unable to state at this time what effect the Act and, once adopted, the rules and regulations implementing the Act, may have on:

     - our business, results of operations and financial condition;

     - the ability of our customers and strategic partners to continue to do business with us; or

     - our ability to attract new customers or strategic partners.

     However, the Act in its present form will restrict or prohibit our ability to offer third parties access to the financial information generated by our products and services to the extent that individuals to whom we provide such products and services, as well as individual customers of financial institutions, have exercised their "opt out" rights. In addition, we will have an ongoing obligation to continually inquire of financial institutions as to the "opt out" status of each individual financial institution customer, who has the ability to change such status at any time. Further, with respect to the information of each particular individual, we will be required to comply with the privacy policies that are adopted by the particular individual's financial institution, which may be different with respect to each such financial information. The rules and regulations under the Act, once adopted, may impose more stringent restrictions or prohibitions on our products, services and operations. Once effective, it is possible that the Act and the rules that will be promulgated thereunder could have a material adverse effect upon our business, results of operations and financial condition.

     Finally, the Act specifically allows the states to enact consumer privacy laws that may be stricter than that the restrictions under the Act and other federal laws. Several states are already considering such legislation, and it is possible that every state in which we do business could adopt privacy legislation that may be as or more restrictive than the Act. To the extent that additional or more restrictive privacy legislation is adopted by the states, such legislation could make our operations more difficult or burdensome and could significantly increase the cost of our existing, or curtail future, operations. Our responsibilities with respect to compliance with privacy laws that may vary from state to state could increase the overall costs incurred by us to provide our products and services on a nationwide basis. In this regard, the passage of state privacy legislation could have a material adverse effect on our business, results of operations and financial condition.

  Taxation of E-Commerce

     A number of proposals at the federal, state and local level and by certain foreign governments would, if enacted, expand the scope of regulation of Internet-based financial services and could impose taxes on the sale of goods and services made over the Internet and certain other Internet activities. Any development that substantially impairs the growth of the Internet or its acceptance as a medium for commerce or transaction processing could have a material adverse effect on our business, financial condition and operating results.

EMPLOYEES

     As of December 31, 1999, we had approximately 145 full-time employees and five part-time employees. None of our employees is covered by a union or a collective bargaining agreement. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 2.  PROPERTIES

     Our principal executive office consists of 25,179 square feet of leased space located in Atlanta, Georgia. As of March 20, 2000, we also leased the following additional locations:

LOCATION                                   PRIMARY USE            APPROXIMATE SQUARE FEET
--------                                   -----------            -----------------------
Birmingham, Alabama............  Administration, sales and                15,747
                                 product management
Birmingham, Alabama............  Remote banking center                     6,514
Bloomington, Minnesota(1)......  Regulatory reporting and                 11,867
                                 support applications
Calabasas Hills, California....  Regulatory reporting and                  6,000
                                 support applications

LOCATION                                   PRIMARY USE            APPROXIMATE SQUARE FEET
--------                                   -----------            -----------------------
Cordova, Tennessee.............  Sales and implementation                  3,350
Elizabethtown, Kentucky........  Bill payment services                     2,600
Lewisville, Texas..............  Sales and implementation                  3,660
St. Louis Park, Minnesota(2)...  Regulatory reporting and                  5,641
                                 support applications

---------------
(1) We entered into this lease on February 4, 2000, effective May 1, 2000.
(2) This lease expires on April 30, 2000 and will not be renewed.

     We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation arising in the normal course of our business. We are not a party to any litigation, individually or in the aggregate, that we believe would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock, no par value, has been traded on the Nasdaq National Market under the symbol "NETZ" since November 9, 1999. The low and high sales prices for our common stock from November 9, 1999 to December 31, 1999, as reported by the Nasdaq National Market, were $13.0625 and $18.00, respectively. As of March 20, 2000, our common stock was held of record by approximately 77 persons.

DIVIDENDS ON SHARES OF OUR CAPITAL STOCK

     We have not paid cash dividends on our common stock and do not anticipate paying any such dividends on our common stock in the foreseeable future. On January 31, 2000, we paid a dividend of approximately $24,200 on our Series A preferred stock for the period from December 15, 1999 to December 31, 1999.

RECENT SALES OF UNREGISTERED SECURITIES

  Formation and Related Issuances

     On September 3, 1999, in connection with the merger of Direct Access with and into Netzee, we issued 11,735,000 shares of common stock to the former shareholders of Direct Access. We also issued options to purchase in the aggregate 610,000 shares of common stock at exercise prices of $2.00 and $3.11 per share to persons who had been issued options to purchase Direct Access common stock. These options vest and become exercisable as follows:

NUMBER OF SHARES SUBJECT TO OPTIONS GRANTED                  VESTING SCHEDULE
-------------------------------------------                  ----------------
270,000......................................  These options will vest and become exercisable in three equal installments on
                                               the first, second and third anniversaries of
                                               the date of grant.
200,000(1)...................................  One fourth of these options vested and became immediately exercisable as of the date of
                                               grant, 75,000 shares subject to this option
                                               became immediately exercisable on November
                                               15, 1999 and the remainder will vest and
                                               become exercisable in three equal
                                               installments on the first, second and third
                                               anniversaries of the date of grant.
170,000......................................  One half of these options vested as of
                                               November 15, 1999. The remainder will vest
                                               and become exercisable in three equal
                                               installments on the first, second and third
                                               anniversaries of the date of grant.

---------------

(1) In August 1999, 30,000 of these options were exercised prior to being assumed by Netzee.

     On September 3, 1999, in connection with the merger of Dyad with and into Netzee, we issued 618,137 shares to certain former shareholders of Dyad.

     On September 3, 1999, we issued 1,361,000 shares of common stock to each of TIB and The Bankers Bank in connection with the acquisition of the Internet banking divisions of each of these bankers' banks.

     On September 9, 1999, we sold 31,100 shares of common stock to certain former employees of Call Me Bill, LLC for $10.50 per share.

Option Issuances to Employees, Directors and Consultants

     On September 7, 1999, we issued to certain of our executive officers, directors and employees options to purchase an aggregate of 220,000 shares of common stock at an exercise price of $3.11 per share. No shares of common stock have been issued pursuant to the exercise of these options. These options vest and become exercisable as follows:

NUMBER OF SHARES SUBJECT TO OPTIONS GRANTED                  VESTING SCHEDULE
-------------------------------------------                  ----------------
200,000......................................  One half of these options vested and became immediately exercisable on November 15, 1999.
                                               The remainder will vest and become
                                               exercisable in three equal installments on
                                               the first, second and third anniversaries on
                                               the date of grant.
20,000.......................................  Two fifths of these options vested and became immediately exercisable on November 15, 1999.
                                               The remainder will vest and become
                                               exercisable in three equal installments on
                                               the first, second and third anniversaries of
                                               the date of grant.

     On September 7, 1999, we issued to certain of our directors, employees and consultants options to purchase an aggregate of 1,019,000 shares of common stock at an exercise price of $5.00 per share. We have issued 500 shares of common stock pursuant to the exercise of these options. These options vest and become exercisable as follows:

NUMBER OF SHARES SUBJECT TO OPTIONS GRANTED                  VESTING SCHEDULE
-------------------------------------------                  ----------------
629,000......................................  These options will vest and become exercisable in three equal installments on
                                               the first, second and third anniversaries of
                                               the date of grant.
280,000......................................  One fourth of these options vested and became exercisable on the date of grant. The
                                               remainder will vest and become exercisable in
                                               three equal installments on the first, second
                                               and third anniversaries of the date of grant.
100,000......................................  One half of these options vested and became immediately exercisable on November 15, 1999.
                                               The remainder will vest and become
                                               exercisable in three equal installments on
                                               the first, second and third anniversaries of
                                               the date of grant.
10,000.......................................  One third of these options vested and became immediately exercisable on November 15, 1999.
                                               One-third of these options will vest and
                                               become exercisable on the first anniversary
                                               of the date of grant. The remaining one-third
                                               of these options will vest and become
                                               exercisable on the second anniversary of the
                                               date of grant.

     On October 19, 1999, we issued to certain of our executive officers and directors options to purchase an aggregate of 330,000 shares of common stock, at an exercise price of $14.00 per share. No shares of common stock have been issued pursuant to the exercise of these options. These options vest and become exercisable as follows:

NUMBER OF SHARES SUBJECT TO OPTIONS GRANTED                  VESTING SCHEDULE
-------------------------------------------                  ----------------
250,000......................................  These options vested and became immediately exercisable on November 15, 1999.
80,000.......................................  One fourth of these options vested and became immediately exercisable on the date of grant.
                                               The remainder of these options will vest and
                                               become exercisable in three equal
                                               installments on the first, second and third
                                               anniversaries of the date of grant.

     On November 9, 1999, we issued to certain of our employees, officers and consultants options to purchase an aggregate of 327,000 shares of common stock at exercise prices of $5.00 and $14.00 per share. No shares of common stock have been issued pursuant to the exercise of these options. These options vest and become exercisable as follows:

 NUMBER OF SHARES SUBJECT TO OPTIONS GRANTED                 VESTING SCHEDULE
 -------------------------------------------                 ----------------
322,000......................................  These options will vest and become exercisable in three equal installments on
                                               the first, second and third anniversaries of
                                               the date of grant.
5,000........................................  These options vest and become exercisable in twelve equal monthly installments beginning
                                               on the date of grant and ending one year
                                               after the date of grant.

     On November 9, 1999, we issued an award of 75,000 shares of restricted stock to one of our executive officers. The restricted stock will vest in three equal installments over a three-year period from the date of grant so long as the executive officer is employed by Netzee or a subsidiary as of each such vesting date. Upon termination of the executive officer's employment, all shares of stock under this award that have not vested will be forfeited as of the date of such termination.

     Between November 15, 1999 and November 29, 1999, we issued to certain of our employees options to purchase in the aggregate 11,000 shares of common stock at exercise prices ranging from $14.19 to $15.00 per share. No shares of common stock have been issued pursuant to the exercise of these options. The options will vest and become exercisable in three equal installments on the first, second and third anniversaries of the date of grant.

     In December 1999, we issued to certain of our employees options to purchase in the aggregate 298,500 shares of common stock at exercise prices ranging from $14.19 to $14.75 per share. No shares of common stock have been issued pursuant to the exercise of these options. These options will vest and become exercisable in three equal installments on the first, second and third anniversaries of the date of grant.

     In January 2000, we issued to certain of our employees options to purchase in the aggregate 62,000 shares of common stock at exercise prices ranging from $15.25 to $15.94 per share. No shares of common stock have been issued pursuant to the exercise of these options. These options will vest and become exercisable in three equal installments on the first, second and third anniversaries of the date of grant.

     In March 2000, we issued to certain of our employees and officers options to purchase an aggregate of 223,000 shares of common stock at exercise prices between $21.125 and $22.125 per share. No shares of common stock have been issued pursuant to the exercise of these options. These options vest and become exercisable as follows:

NUMBER OF SHARES SUBJECT TO OPTIONS GRANTED                  VESTING SCHEDULE
-------------------------------------------                  ----------------
123,000......................................  These options will vest and become exercisable in three equal installments on
                                               the first, second and third anniversaries of
                                               the date of grant.
100,000......................................  These options vest and become exercisable in two equal installments on the first and
                                               second anniversaries of the date of grant.

     On February 11, 2000, Netzee filed a registration statement on Form S-8 to register up to 4,816,768 shares of common stock issuable under the Netzee, Inc. 1999 Stock Option and Incentive Plan (the "Plan"). As of March 20, 2000, 75,000 shares of restricted stock and options to purchase an aggregate of 3,170,919 shares of common stock have been awarded under the Plan, of which options to purchase 500 shares have been exercised and options to purchase 7,500 shares have been forfeited to us.

  Issuances to DPSC Software, Inc.

     On December 15, 1999, we issued 525,000 shares of common stock and 500,000 shares of Series A 8% Convertible Preferred Stock (the "Preferred Stock") in connection with the acquisition of substantially all the assets and the assumption of certain of the liabilities of DPSC relating to its business of developing, marketing and distributing financial institution software and related products and services. Of these shares, 295,000 shares of common stock and 150,000 shares of Preferred Stock were placed in escrow for indemnification and other purposes, of which 175,000 shares of common stock have been released from such escrow. In connection with these issuances, we also granted to the former shareholders of DPSC demand and piggyback registration rights with respect to the shares of common stock issued in the acquisition and the shares of common stock that may be received upon the conversion of the Preferred Stock into common stock.

     The Preferred Stock entitles the holder thereof to receive cumulative cash dividends when, as and if declared by our Board of Directors at the rate of 8% per year. Dividends shall accrue each day and must be paid in full before any dividend may be paid on any stock ranking junior to the Preferred Stock, including the common stock. The Preferred Stock is also entitled to receive a preferential liquidation payment upon the liquidation, dissolution or winding up of Netzee for any reason. This payment must be made before the payment or distribution of any assets of Netzee in liquidation to the holders of any stock ranking junior to the Preferred Stock, including the common stock. The shares of Preferred Stock are immediately convertible into an aggregate of 411,067 shares of common stock, subject to certain anti-dilution adjustments. The Preferred Stock is also redeemable at our option if the average closing price of our common stock for any four week period equals or exceeds $26.00 per share.

  Issuances Pursuant to the Acquisition of Digital Visions, Inc.

     On March 7, 2000, we issued 838,475 shares of common stock in connection with the acquisition of substantially all the assets of DVI. Of these shares, 83,847 shares were placed in escrow for indemnification and other purposes. We also granted to DVI the right to receive up to 628,272 shares of common stock upon the attainment of certain revenue targets in fiscal years 2000 and 2001. We also issued options to purchase 70,419 shares of our common stock in exchange for the cancellation of options to purchase DVI common stock. In connection with the acquisition of DVI, we issued 8,377 shares of our common stock to a financial advisor.

  Other Issuances

     On September 9 and 10, 1999, we issued 289,617 shares of common stock to persons who certified to Netzee that they were "accredited investors" as defined in Regulation D of the Securities Act. We received a total of $585,000 in consideration for these shares.

     On October 18, 1999, we issued an immediately exercisable warrant to purchase up to 461,876 shares of common stock at an exercise price of $3.25 per share. We issued this warrant as consideration for extending a $3,000,000 three-year line of credit to us, which was terminated as of December 15, 1999. On March 2, 2000, the holders of this warrant exercised it in full and received in the aggregate 461,876 shares of common stock.

     The issuances of the securities in all of the transactions described in "Recent Sales of Unregistered Securities" were deemed to be exempt from registration under the Securities Act in reliance on sections 3(b) and 4(2) of the Securities Act, including Rules 506 and 701 promulgated thereunder, and the Commission's interpretations of such provisions, as transactions by an issuer not involving any public offering. All recipients of common and preferred stock described above were persons whom we believed were accredited investors within the meaning of Regulation D of the Securities Act. Appropriate legends were affixed to the share certificates issued in the transactions described above and we did not engage in any general solicitation or advertising in connection with offers or sales of these securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K, as well as with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. The selected consolidated financial data prior to February 28, 1999 reflect the financial position and results of operations of our predecessor, Direct Access, which was formed in October 1996. We acquired Direct Access on March 9, 1999; however, the financial data below is presented as if the acquisition occurred on March 1, 1999. The activity between March 1, 1999 and March 9, 1999 was immaterial. The purchase method of accounting was used to record the assets and liabilities of Direct Access. The selected consolidated financial data of our predecessor on or before February 28, 1999 is not comparable in all material respects with our financial information after February 28, 1999.

     The selected consolidated financial data as of December 31, 1997, 1998 and 1999, for the period from inception (October 10, 1996) to December 31, 1996, for the years ended December 31, 1997 and 1998, for the period from January 1, 1999 to February 28, 1999 and for the period from March 1, 1999 to December 31, 1999, have been derived from our consolidated financial statements, which have been audited by Arthur

Andersen LLP, independent public accountants. The selected consolidated financial data as of December 31, 1996, have been derived from our unaudited consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information.

                                                          PREDECESSOR                               NETZEE, INC.
                                 --------------------------------------------------------------   -----------------
                                 FOR THE PERIOD
                                 FROM INCEPTION                                  FOR THE PERIOD    FOR THE PERIOD
                                  (OCTOBER 10,                                    FROM JANUARY      FROM MARCH 1,
                                    1996) TO       YEAR ENDED      YEAR ENDED      1, 1999 TO          1999 TO
                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    FEBRUARY 28,      DECEMBER 31,
                                      1996            1997            1998            1999             1999(1)
                                 --------------   -------------   ------------   --------------   -----------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Monthly maintenance and
     service...................      $    4          $   59          $  136          $  33            $   1,738
  License, hardware and
     implementation............          41             583             455             57                  522
                                     ------          ------          ------          -----            ---------
          Total revenues.......          45             642             591             90                2,260
Operating expenses:
  Costs of service, license,
     hardware, implementation
     and maintenance...........          50             422             465             44                1,914
  Selling and marketing........          12              77             111             12                2,575
  General and administrative,
     excluding amortization of
     stock-based
     compensation..............          36             231             332             49                1,845
  Amortization of stock-based
     compensation..............           0               0               0              0                4,592
  Depreciation.................           2              11              15              3                  190
  Amortization.................           0               0               0              0               12,863
                                     ------          ------          ------          -----            ---------
          Total operating
            expenses...........         100             741             923            108               23,979
                                     ------          ------          ------          -----            ---------
Operating loss.................         (55)            (99)           (332)           (18)             (21,719)
Interest expense, net..........           0               0             (20)            (4)                (671)
                                     ------          ------          ------          -----            ---------
Loss before extraordinary
  loss.........................         (55)            (99)           (352)           (22)             (22,390)
Extraordinary loss.............           0               0               0              0               (4,519)
                                     ------          ------          ------          -----            ---------
Net loss before preferred
  dividends....................         (55)            (99)           (352)           (22)             (26,909)
Preferred dividends............           0               0               0              0                  (24)
                                     ------          ------          ------          -----            ---------
Net loss attributable to common
  shareholders.................      $  (55)         $  (99)         $ (352)         $ (22)           $ (26,933)
                                     ======          ======          ======          =====            =========
Basic and diluted loss per
  share before extraordinary
  item(2)......................       (0.01)          (0.01)          (0.04)                              (1.94)
Extraordinary loss per share...           0               0               0                               (0.40)
                                     ------          ------          ------                           ---------
Basic and diluted net loss per
  share(2).....................      $(0.01)         $(0.01)         $(0.04)                          $   (2.34)
                                     ======          ======          ======                           =========
Weighted average common shares
  outstanding(2)(3)............       8,000           8,000           8,000                              11,542

---------------

(1) On August 6, 1999, we acquired SBS in a transaction accounted for as a purchase, and its results of operations have been included in our consolidated financial statements since the date of acquisition. On September 3, 1999, we acquired Call Me Bill, Dyad and the Internet banking divisions of TIB and The

Bankers Bank, in transactions accounted for as purchases, and their results of operations have been included in our consolidated financial statements since the date of acquisition. On December 15, 1999, we acquired DPSC in a transaction accounted for as a purchase, and its results of operations have been included in our consolidated financial statements since the date of acquisition. See Note 3 of the Notes to Consolidated Financial Statements.
(2) Weighted average common shares shown for the period from March 1, 1999 to December 31, 1999 is calculated by assuming a calculation period from January 1, 1999 to December 31, 1999. Basic and diluted net loss per share for the period from March 1, 1999 to December 31, 1999 is calculated from net loss for the period from January 1, 1999 to February 28, 1999 and the period from March 1, 1999 to December 31, 1999 divided by weighted average shares as noted.
(3) Weighted average common shares outstanding for the years ended December 31, 1997 and 1998, reflect the initial investment of InterCept in the Predecessor. InterCept was the former parent company of the Predecessor and owned all of its capital stock prior to September 3, 1999.

                                                                  PREDECESSOR        NETZEE, INC.
                                                              --------------------   ------------
                                                                  DECEMBER 31,       DECEMBER 31,
                                                              --------------------   ------------
                                                              1996   1997    1998        1999
                                                              ----   -----   -----   ------------
BALANCE SHEET DATA (IN THOUSANDS):
Cash........................................................  $13    $  28   $  14     $11,255
Working capital.............................................  (53)     (94)   (499)      4,798
Total assets................................................   72       88      94     143,244
Long-term debt, net of current portion......................    0        0       0      12,173
Total shareholders' (deficit) equity........................   (4)    (103)   (455)    120,380

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Annual Report. This discussion also contains certain forward-looking statements which are subject to, but not limited to, the risks and uncertainties included in "Factors That May Affect Future Our Results of Operations or Financial Condition" below and elsewhere in this Annual Report.

OVERVIEW

     Netzee is a provider of retail and wholesale products and services and Internet commerce solutions to meet the needs of community financial institutions in the United States with assets of less than $10 billion. We provide cost-effective, outsourced, secure and scalable retail solutions that enable financial institutions to offer their customers a wide array of financial products and services over the Internet. In addition, we provide a wholesale group of products and services that fulfills the operational and regulatory requirements of financial institutions.

     Direct Access, our predecessor entity, was acquired by InterCept in March 1999. During the third quarter of 1999, we completed a series of acquisitions to provide us with additional strategic marketing partners and complementary products and services to integrate into our existing Internet banking operations. We have accounted for each of these acquisitions to date using the purchase method of accounting.

     On August 6, 1999, Direct Access acquired the remote banking operations of SBS Corporation ("SBS"). This acquisition provided Direct Access with additional customers, strategic marketing partners and the Banking on Main Street(TM) Internet commerce software.

     On September 3, 1999, after the formation of Netzee and its merger with Direct Access, we acquired the Internet banking divisions of TIB and The Bankers Bank, which provided strategic marketing access to the approximately 1,300 community financial institution customers of these two bankers' banks, as well as to business cash management software that was added to our existing suite of products and services. On September 3, 1999, we also acquired Call Me Bill and Dyad. Call Me Bill provides electronic bill payment services and Dyad provided loan application, procurement and fulfillment software. As a result of these acquisitions and other related stock issuances, InterCept's ownership interest in Netzee was reduced below 50 percent.

     We completed our initial public offering in November 1999. We issued 4,400,000 shares of common stock, including the exercise of a portion of the underwriter's over-allotment option, at an offering price of $14 per share. Our net proceeds from the offering were approximately $54.9 million after deducting underwriters' discounts, commissions and expenses of the offering. The proceeds were used to repay principal and accrued interest owed to InterCept, to fund working capital requirements, and to acquire DPSC.

     On December 15, 1999, we acquired DPSC, which provided regulatory reporting and portfolio management software primarily to community financial institutions. This acquisition provided an enhanced group of products to further differentiate us from our competition and allowed us access to the more than 7,000 financial institutions currently utilizing DPSC's specialized software.

     We collectively refer to Call Me Bill, DPSC, Dyad, the remote banking operations of SBS, and the Internet banking divisions of the two bankers' banks as the "Acquired Entities."

     We have historically derived our revenues from software license, hardware and implementation fees for Internet and telephone banking products and services. Historically, software license, hardware and implementation fees were recognized upon implementation, and maintenance and service fees were recognized on a monthly basis as the services were provided.

     During the third and fourth quarter of 1999, we changed pricing policies for our existing retail products and services and modified the pricing policies of the Acquired Entities to match more closely our new pricing policies. These pricing policies are summarized as follows:

          Internet Banking. We charge a fixed monthly fee based on the number of Internet services purchased by the financial institution and variable fees that are based on the number of end users and the number of transactions. We generally provide Internet banking products and services under contracts with terms ranging from three to five years.

          Telephone Banking. We charge a fixed monthly fee for providing telephone banking products. We do not charge additional fees based on the number of financial institution customers who actually use the telephone banking product.

          Regulatory Reporting and Support Applications. We charge an annual software subscription fee based on the software products purchased.

     As a result of these new pricing policies, we believe that recurring monthly maintenance and service fees will constitute a significantly greater percentage of total revenues in the future. We also believe that Internet banking products and services, Internet commerce solutions and regulatory reporting and support applications will comprise a significantly greater percentage of total revenues in the future, and that telephone banking products will continue to decrease as a percentage of total revenues.

     Our costs of service, license, hardware, implementation and maintenance are comprised of the initial equipment and personnel costs required to implement Internet and telephone banking for the financial institution, production and shipping expenses associated with our regulatory reporting and support applications, and the ongoing personnel and system maintenance costs associated with our data centers.

     Although we have experienced significant growth in customers and revenues, we have incurred substantial operating losses and negative cash flows from operations due to changing pricing structure, increasing the sales staff, expanding data center operations, and increasing the support staff required to support our rapid growth. We expect to continue to incur substantial operating losses and negative cash flows in the foreseeable future.

RESULTS OF OPERATIONS

     The following table sets forth the results of our operations for the years ended December 31, 1997, 1998 and 1999. These operating results are not necessarily indicative of our future results.

                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              1997        1998        1999(1)
                                                           ----------   ---------   ------------
REVENUES:
  Monthly maintenance and service........................  $   59,013   $ 136,141   $  1,770,674
  License, hardware and implementation...................     583,086     454,871        579,239
                                                           ----------   ---------   ------------
          Total revenues.................................     642,099     591,012      2,349,913
                                                           ----------   ---------   ------------
OPERATING EXPENSES:
  Costs of service, license, hardware, implementation and
     maintenance.........................................     422,375     465,577      1,958,318
  Selling and marketing..................................      77,050     110,603      2,587,607
  General and administrative, excluding amortization of
     stock-based compensation............................     231,147     331,810      1,894,028
  Amortization of stock-based compensation...............           0           0      4,591,888
  Depreciation...........................................      10,547      14,736        193,000
  Amortization...........................................           0           0     12,863,016
                                                           ----------   ---------   ------------
          Total operating expenses.......................     741,119     922,726     24,087,857
                                                           ----------   ---------   ------------
Operating loss...........................................     (99,020)   (331,714)   (21,737,944)
Interest expense, net....................................        (117)    (20,147)      (673,972)
                                                           ----------   ---------   ------------
Loss before extraordinary loss...........................     (99,137)   (351,861)   (22,411,916)
Extraordinary loss.......................................           0           0     (4,518,760)
                                                           ----------   ---------   ------------
Net loss before preferred dividends......................     (99,137)   (351,861)   (26,930,676)
Preferred dividends......................................           0           0        (24,200)
                                                           ----------   ---------   ------------
Net loss attributable to common shareholders.............  $  (99,137)  $(351,861)  $(26,954,876)
                                                           ==========   =========   ============
Basic and diluted loss per share before extraordinary
  item...................................................  $    (0.01)  $   (0.04)  $      (1.94)
Extraordinary loss per share.............................           0           0          (0.40)
                                                           ----------   ---------   ------------
Basic and diluted net loss per share.....................  $    (0.01)  $   (0.04)  $      (2.34)
                                                           ==========   =========   ============
Cash loss(2).............................................  $  (99,137)  $(351,861)  $ (4,981,212)
                                                           ==========   =========   ============
Cash loss per share(2)...................................  $    (0.01)  $   (0.04)  $      (0.43)
                                                           ==========   =========   ============
Weighted average common shares outstanding...............   8,000,000   8,000,000     11,542,034
                                                           ==========   =========   ============

---------------

(1) The results of operations for the Predecessor from January 1, 1999 to February 28, 1999 and the results of operations for Netzee for the period from March 1, 1999 to December 31, 1999 have been combined for comparative purposes.
(2) Cash loss is defined as net loss attributable to the common shareholders, excluding the effect of amortization of intangibles, stock-based compensation and extraordinary items. Cash loss and cash loss per share are not measures of financial performance under generally accepted accounting principles and should not be considered as an alternative either to net loss attributable to common shareholders as an indicator of our operating performance, or to cash flow as a measure of our liquidity.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     The Predecessor was acquired on March 9, 1999, which established a new basis of accounting for certain of our assets and liabilities. The purchase method of accounting was used to record assets acquired and liabilities assumed by Netzee. Such accounting generally results in increased amortization reported in future periods. Although the Predecessor was acquired on March 9, 1999, the financial statements of the Predecessor have been presented as if the acquisition occurred on the close of business on February 28, 1999 instead of March 9, 1999. The operations between March 1, 1999 and March 9, 1999 were not material. The results of operations for the Predecessor from January 1, 1999 to February 28, 1999 and for Netzee for the period from March 1, 1999 to December 31, 1999 as shown in our Consolidated Financial Statements have been combined for comparative purposes.

  Revenues

     Total revenues increased approximately $1.76 million or 298% from approximately $591,000 for the year ended December 31, 1998 to approximately $2.35 million for the year ended December 31, 1999. This increase consisted of an increase of approximately $1.63 million in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers obtained from the Acquired Entities.

  Costs of service, license, hardware, and implementation

     Total costs of service, license, hardware and implementation increased approximately $1.49 million or 321% from approximately $466,000 for the year ended December 31, 1998 to approximately $1.96 million for the year ended December 31, 1999. The increase in the costs of service, license, hardware and implementation was due primarily to an increase in the number of new institutional customers for which we have installed our products. Additionally, we experienced increased data center costs required to support the increase in the total number of institutions to which we provided services.

  Selling and marketing expenses

     Selling and marketing expenses include marketing and advertising expenses, sales commissions, and sales employee compensation and benefits. Commissions are paid to sales personnel based on products and services sold. Total selling and marketing expenses increased approximately $2.48 million from approximately $111,000 for the year ended December 31, 1998 to approximately $2.59 million for the year ended December 31, 1999. The increase in selling and marketing expenses was due primarily to an increase in sales personnel, an increase in sales commissions due to additional sales and an increase in advertising expenses.

  General and administrative expenses

     General and administrative expenses include employee compensation and benefits and general office expenses incurred in the ordinary course of business. General and administrative expenses increased approximately $1.56 million or 471% from approximately $332,000 for the year ended December 31, 1998 to approximately $1.89 million for the year ended December 31, 1999. The increase in general and administrative expenses was due primarily to increases in overall business and operating activities and an increase in the number of employees obtained from the Acquired Entities and added to support our rapid growth.

  Depreciation

     Total depreciation increased approximately $178,000 from approximately $15,000 for the year ended December 31, 1998 to approximately $193,000 for the year ended December 31, 1999. This increase was due primarily to the depreciation of acquired assets and from depreciation associated with capital acquisitions used to support the growth of the Company.

  Interest expense, net

     Total net interest expense increased approximately $654,000 from approximately $20,000 for the year ended December 31, 1998 to approximately $674,000 for the year ended December 31, 1999. The increase was due primarily to additional debt incurred in connection with the acquisitions of the Acquired Entities and to fund our operations during the year ended December 31, 1999.

  Amortization of stock-based compensation

     Stock-based compensation consists of amortization of deferred compensation for certain stock options granted during 1999 with an exercise price below fair market value, compensation expense for stock sold to an employee at a price below fair market value, and compensation expense for stock awarded to an employee. Stock-based compensation expense was $4.59 million for the year ended December 31, 1999.

  Amortization

     Amortization of intangible assets relates to purchase accounting adjustments resulting from our acquisitions. Intangible assets are being amortized over lives ranging from two to five years. Amortization expense was $12.86 million for the year ended December 31, 1999.

  Extraordinary Loss

     The extraordinary loss relates to the termination of a line of credit agreement in December 1999. To obtain the original line of credit, we issued warrants and recognized a deferred financing asset related to the warrants. Upon termination of the line, we incurred a one-time $4.5 million expense representing the unamortized balance of this asset.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Revenues

     Total revenues decreased approximately $51,000 or 8% from approximately $642,000 for the year ended December 31, 1997 to approximately $591,000 for the year ended December 31, 1998. License, hardware and implementation revenues decreased approximately $128,000 from approximately $583,000 for the year ended December 31, 1997 to approximately $455,000 for the year ended December 31, 1998. The decrease was due to a decrease in sales to new financial institution customers for the year ended December 31, 1998 as compared to the year ended December 31, 1997, and was partially offset by an increase in monthly service fee revenues.

  Costs of service, license, hardware, and implementation

     The costs of service, license, hardware, and implementation increased approximately $43,000 or 10% from approximately $422,000 for the year ended December 31, 1997 to approximately $466,000 for the year ended December 31, 1998. The increase occurred primarily because we provided monthly maintenance and service to an increased number of customers for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

  Selling and marketing expenses

     Selling and marketing expenses increased approximately $34,000 or 44% from approximately $77,000 for the year ended December 31, 1997 to approximately $111,000 for the year ended December 31, 1998. The increase was due primarily to an increase in sales personnel and associated sales commissions.

  General and administrative expenses

     General and administrative expenses increased approximately $101,000 or 44% from approximately $231,000 for the year ended December 31, 1997 to approximately $332,000 for the year ended December 31, 1998. The increase in general and administrative expenses was due primarily to an increase in rent expense.

  Depreciation

     Depreciation expense increased approximately $4,000 from approximately $11,000 for the year ended December 31, 1997 to approximately $15,000 for the year ended December 31, 1998. This increase was primarily due to depreciation related to new property and equipment purchases.

  Interest expense, net

     Net interest expense increased approximately $20,000 from the year ended December 31, 1997 to approximately $20,000 for the year ended December 31, 1998 due to the establishment and use of a line of credit to fund our operations.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its acquisition by InterCept, the Predecessor financed operations through contributions from shareholders and draws on a line of credit. Upon the Predecessor's acquisition by InterCept, the line of credit was paid in full and terminated. Following the acquisition by InterCept, operations were financed through cash flow from operations and contributions and borrowings from InterCept, as discussed below.

     On August 6, 1999 and September 3, 1999, we issued three promissory notes to InterCept in an aggregate principal amount of approximately $28.9 million. We used the proceeds of these three promissory notes to fund our acquisitions of SBS, Call Me Bill and Dyad. These notes bore interest at a rate of prime plus 2% per year. InterCept also agreed to loan us additional funds to the extent necessary to fund our working capital and general corporate requirements prior to the date of our initial public offering. All outstanding balances due to InterCept related to these promissory notes were repaid with proceeds from our initial public offering.

     In October 1999, we borrowed approximately $1.3 million for capital expenditures from a financial institution. This loan bears interest at LIBOR plus 2%. We are required to make monthly principal payments of $8,621 plus interest. The loan matures on October 1, 2004, at which time we must make a balloon payment of approximately $936,300 plus any remaining interest then due.

     In November 1999, we completed our initial public offering. We issued 4,400,000 shares of common stock (including the partial exercise of the underwriters' over-allotment option) at an offering price of $14 per share. We received net proceeds from the offering of approximately $54.9 million after deducting underwriters' discounts, commissions and expenses of the offering.

     On December 15, 1999, we acquired DPSC in exchange for approximately $18.5 million in cash, 500,000 shares of Series A 8% cumulative convertible preferred stock, 525,000 shares of common stock, the payment of other acquisition costs of approximately $1.0 million, and the assumption of certain operating liabilities.

     In conjunction with the acquisition of DPSC, we received a commitment for a $15 million line of credit from InterCept. Borrowings on the line will bear interest at a rate of prime plus 2%. As of December 31, 1999, we had borrowed approximately $11.0 million from InterCept on terms consistent with this commitment. After December 31, 1999, we repaid a portion of these borrowings with cash on hand. On March 24, 2000, pending the finalization of the line of credit, we issued a promissory note to InterCept in the principal amount of approximately $7.8 million, which reflects the amount borrowed under terms consistent with the commitment as of that date. This note bears interest at a rate of prime plus 2% and is secured by substantially all of our assets. Accrued interest under this note is payable monthly beginning May 1, 2000. These borrowings are being used to fund working capital requirements.

     Our operating activities used cash of approximately $33,000, $226,000 and $2.5 million for the years ending December 31, 1997, December 31, 1998 and December 31, 1999, respectively. Cash used in operating activities resulted primarily from our operating loss.

     Our investing activities used cash of approximately $2,000, $18,000, and $53.2 million for the years ending December 31, 1997, December 31, 1998 and December 31, 1999, respectively. The cash used in investing activities resulted from the acquisitions of the Acquired Entities and the purchase of property, equipment and external software development.

     Our financing activities generated cash of approximately $50,000, $229,000 and $66.9 million for the years ending December 31, 1997, December 31, 1998 and December 31, 1999, respectively. The cash generated by financing activities for the year ended December 31, 1999 resulted primarily from proceeds from private placements of common stock, our initial public offering and borrowings from our line of credit facility.

     We believe that our existing capital resources, together with cash provided by our operations, will be sufficient to fund our working capital requirements for the next 12 months. If we expand more rapidly than currently anticipated, if our working capital requirements exceed our current expectations, or if we make additional acquisitions, we may need to raise additional capital either through debt or equity sources before that time. We cannot be sure that we will be able to obtain the additional financing necessary to satisfy these additional capital requirements or to implement our growth strategy on acceptable terms or at all. If we cannot obtain this financing on terms acceptable to us, we may be forced to curtail some planned business expansion and may be unable to fund our ongoing operations.

YEAR 2000 ISSUE

     The year 2000 issue refers to the problems that may have arisen from the improper processing of dates and date-sensitive calculations by computers and embedded microprocessors as the year 2000 was reached. These problems generally arose from the fact that most computer hardware and software components historically have been programmed to use only two digits to identify the year in a date. For example, the computer would recognize a code of "00" as the year 1900 rather than the year 2000.

  Effect of Year 2000 on Operations

     As of March 20, 2000, we had not encountered any significant year 2000 business interruptions or losses, either from our own systems or from those of our suppliers or customers.

  Costs

     As of December 31, 1999, we had incurred approximately $110,000 in costs associated with the year 2000 issue and the implementation of our year 2000 plan. All costs associated with our year 2000 plan were expensed, except those which were capital in nature.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS OF OPERATIONS OR FINANCIAL CONDITION

 Because we have a limited operating history in a rapidly evolving industry, it is difficult to evaluate our business and prospects

     We were incorporated in August 1999 as the successor to a company which had operated only since October 1996. We have completed seven acquisitions since August 1999. See "Business -- Formation of Netzee." Because key members of our management team came from different entities, the members of our senior management team have only worked together for a short time. Therefore, it is difficult to evaluate us and our prospects. The risks we will face as an early stage company with a new management team in the new and rapidly evolving Internet banking and commerce markets. These risks include our inability to:

     - integrate successfully the Acquired Entities and the senior management personnel that joined us from each Acquired Entity;

     - develop, test, market and sell our products and services;

     - expand successfully our sales and marketing efforts;

     - maintain our current, and develop new, strategic marketing alliances;

     - promote acceptance of our products and services by our community financial institution customers and their customers;

     - respond effectively to competitive pressures; and

     - continue to develop and upgrade our technology.

     We may not succeed in achieving any or all of these goals, and current evaluations of us and our prospects may prove to be inaccurate. We may never achieve or sustain profitability.

 We have a history of losses and anticipate losses in the future, and we may never become profitable

     We incurred net losses of approximately $27 million for the year ended December 31, 1999. We expect to incur significant operating losses in the foreseeable future.

     We will need to generate significant revenues to achieve and maintain profitability, and we cannot give assurances that we will be able to do so. Our revenues for the year ended December 31, 1999 were approximately $2.3 million, and our operating expenses for the year were approximately $24.1 million. We plan to increase significantly our sales and marketing, research and development and general and administrative expenses throughout the remainder of 2000 and for the foreseeable future. Our expenses are partially based on our expectations regarding future revenues and are largely fixed in nature, particularly in the short term. If our revenues grow more slowly than we anticipate or if we cannot control our operating expenses, our financial performance will be adversely affected.

 We are currently experiencing a period of significant growth that may place a strain on our resources

     We have experienced significant growth in our operations through recent acquisitions, and we expect to continue to grow rapidly. Expansion of our business will place additional demands on our management, operational capacity and financial resources. Our current management, sales, technical, operational and accounting resources may not be adequate to support our recent expansion and anticipated future growth. To manage our expected growth, we will be required to devote significant resources to improving or replacing existing operational, accounting and information systems, procedures and controls. Our future operating results will substantially depend on the ability of our management to handle changing business conditions and to implement and improve our systems. To manage our growth effectively, we must:

     - predict accurately the growth in the demand for our products and services and our capacity to address that demand;

     - attract, train, motivate, manage and retain key employees;

     - continue to expand and improve our operating and financial systems, procedures and controls;

     - acquire and install new equipment and facilities;

     - continue to integrate our management team with individuals who have recently joined our management team as a result of our acquisitions;

     - integrate the operations and personnel of any other businesses we acquire; and

     - respond effectively to changes in the industry.

 Our relationship with InterCept may present potential conflicts of interest, which may result in decisions that favor InterCept over our other shareholders

     Because we and InterCept are both engaged in the sale of electronic commerce products and services to community financial institutions, numerous potential conflicts of interest exist between our companies or their affiliates. We will compete with each other when offering some products and services to potential customers. Our bylaws contain provisions addressing potential conflicts of interest between us and InterCept and the allocation of transactions that, absent such allocation, could constitute corporate opportunities of both companies. Under these provisions, InterCept may take advantage of a corporate opportunity rather than presenting that opportunity to us, absent a clear indication that the opportunity was directed to us rather than to InterCept. In addition, we plan to use and market InterCept's electronic commerce technologies, products and services as part of our Internet banking solution, and any failure or refusal by InterCept to provide these products and services could negatively impact our business.

     Our existing and future agreements and relationships with InterCept have not resulted and will not necessarily result from arms-length negotiations. InterCept currently owns approximately 35% of our common stock. Our Chairman and three of our other directors are directors and significant shareholders of InterCept. In addition, John W. Collins, one of those directors, serves as Chief Executive Officer of InterCept. When the interests of InterCept diverge from our interests, InterCept's officers and directors may exercise their influence in InterCept's best interests. Therefore, our agreements and relationships with InterCept may be less favorable to us than those that we could obtain from unaffiliated third parties. Moreover, many of the transactions between us and InterCept do not lend themselves to precise allocations of costs and benefits. Thus, the value of these transactions will be left to the discretion of the parties, who are subject to potentially conflicting interests.

     Other than the provisions of our bylaws relating to corporate opportunities, there is no mechanism in place to resolve these conflicts of interest, except that it is our policy that transactions with affiliated parties be approved by a majority of our disinterested directors. Nevertheless, due to the extensive relationships between InterCept and us, we may take decisions that potentially favor InterCept or its affiliates at the expense of our shareholders. Furthermore, Georgia law may prohibit our shareholders from successfully challenging these decisions, if the decision received the affirmative vote of a majority, but not less than two, of our disinterested directors who received full disclosure of the existence and nature of the conflict.

 Our business and prospects will suffer if end users do not accept and use our products and services

     We derive substantially all of our revenues from products and services provided to community financial institutions, their customers and other participants in the financial services industry. Substantially all of our revenues have historically been derived from our Internet and telephone banking products and services. Our future success depends significantly upon the willingness of community financial institutions to offer technological innovations such as Internet and telephone banking and upon their customers' demand for and acceptance of these technological innovations and the willingness of these financial institutions to use our regulatory reporting and support applications. If community financial institutions and their customers do not readily accept these technological innovations as reflected in our products and services, we will experience reduced demand for our products and services.

     We may not be able to be successful in marketing these products and services or other integrated products and services. In addition, changes in economic conditions and unforeseen events, including recession, inflation or other adverse occurrences, may result in a significant decline in the utilization of community financial institution services or demand for our products and services. Any event that results in decreased consumer or corporate use of community financial institution services, or increased pressures on community financial institutions toward the in-house development of Internet based systems, could have a material adverse effect on our business, financial condition and results of operations.

     Because we offer Internet-based products and services, our business would be adversely affected if Internet use does not continue to grow or grows more slowly than expected. Internet usage may be inhibited for a number of reasons, including inadequate network infrastructure, security concerns, inconsistent quality of service, and unavailability of cost effective, high-speed access to the Internet. If the market for Internet-based financial services fails to grow, grows more slowly than anticipated, or becomes saturated with competitors, our business, financial condition and results of operations likely would be materially adversely affected.

  We may experience delays in product development, and these delays may adversely affect us

     The electronic banking and financial services industry is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. Our future success will depend on our ability to develop, test, sell and support new and integrated products and services that will keep pace with technological advances and industry standards and satisfy the evolving needs of both financial institutions and their customers. Our inability to develop and introduce new and integrated products and services in a timely manner could limit the marketability of our products and services and could render them obsolete, which would adversely affect us. Further, we cannot predict the time required and costs involved in developing new and integrated products and services. Actual development costs could substantially exceed budgeted amounts, and estimated product development schedules could require extensions. In these cases, our business, financial condition and results of operations may be materially adversely affected.

  If our acquisition strategy is not successful, we may lose our competitive position, and our business and financial results may suffer

     We intend to continue to evaluate potential acquisition candidates within our industry, and we may acquire complementary technologies or businesses in the future. Due to consolidation trends within the on-line services industry, failure to adopt and to implement successfully a long-term acquisition strategy could damage our competitive position. Future acquisitions may involve large, one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of these factors could adversely affect our business, financial condition or results of operations. An acquisition involves numerous risks, including:

     - assimilating effectively the operations, products and services, technology, information systems and personnel of the acquired company into our operations;

     - diverting our management's attention from other business concerns;

     - impairing relationships with our employees, affiliates, strategic marketing alliances and content providers;

     - failing to maintain uniform standards, controls, procedures and policies;

     - entering markets in which we have no direct prior experience; and

     - losing key employees of the acquired company.

     Some or all of these risks could result in a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to identify suitable acquisition candidates that are available for sale at reasonable prices. We may also elect to finance future acquisitions with debt financing, which would increase our debt service requirements, or through the issuance of additional common or preferred stock, which could result in dilution to our shareholders. There can be no assurance that we will be able to arrange adequate financing for any acquisitions on acceptable terms.

  The unpredictability of our future financial results and events beyond our control may adversely affect the trading price of our common stock

     Our financial results and the price of our common stock may fluctuate substantially in the future. These fluctuations may be caused by several factors, including pricing competition for our products and services and our ability to make sales. Other factors which may cause our common stock to be adversely affected and which may cause significant fluctuations in our stock price include:

     - our actual or anticipated operating results;

     - our actual or anticipated growth rates, as they may change from time to time;

     - changes in analysts' estimates;

     - competitors' announcements;

     - regulatory actions;

     - industry conditions;

     - general economic conditions; and

     - a variety of other factors that we have discussed elsewhere in "Factors That May Affect Our Future Results of Operations or Financial Condition."

Further, the market for Internet and technology companies has experienced extreme price and volume volatility that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. The trading prices of the stock of many Internet and technology companies are at or near historical highs and reflect relative valuation levels substantially above historical levels. These trading prices and relative valuation levels may not be sustained and may not be applicable to our common stock.

  Our sales efforts may be delayed because community financial institutions are generally slow to adopt new technology

     Due in part to the nature of our applications and the associated hardware, software and consulting expenditures, community financial institutions tend to be cautious in making purchase decisions regarding new technologies. This requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products and services prior to the purchase of our products and services. Further, community financial institutions are frequently slow to approve capital expenditures and to review new technologies that affect key operations. All of this could have the affect of significantly lengthening our sales cycle thereby delaying revenue growth and adversely affecting our business, operating results and financial condition.

  Our operating results may adversely be affected because implementation of our Internet banking products and services by our community financial institution customers may take longer than we anticipate

     During the course of an initial implementation of our Internet banking products and services, we must integrate our Internet banking software with a community financial institution's core processing systems. This involves the installation of an interface to permit communication between our Internet banking products and services and the community financial institution's core processing systems. We may, from time to time, experience some delays in the integration process, particularly if we do not already have an established interface for a particular core processing software. It takes us an average of 60 days to implement our Internet banking services. A longer integration period will increase our costs associated with the implementation and delay the recognition of revenues. Changes to existing core software systems by existing customers and custom implementations for future client financial institutions may also cause integration delays in future implementations that could have a material adverse effect on our business, operating results and financial condition for subsequent periods.

  We rely on our strategic marketing alliances to generate customers and revenue, and the loss of a significant strategic marketing partner would adversely affect our revenue

     We expect that revenues generated from the sale of our products and services based on leads generated through our strategic marketing alliances will account for a significant portion of our revenues for the foreseeable future. In particular, we expect that, over time, a limited number of our strategic marketing relationships will account for a substantial portion of our community financial institution leads and, therefore, revenues. Our arrangements with these strategic partners are relatively new and have not yet generated material revenues. Further, if we lose one or more of our major strategic marketing alliances, we may be unable to replace them with other alliances that have comparable customer bases and user demographics. The loss of some or all of our strategic marketing alliances would adversely affect our business, financial condition and results of operations.

  Damage to our data centers would result in failures or interruptions in providing our products and services to our customers, which could jeopardize our business and customer relationships

     Although we have a contingency plan to provide Internet services if one or more of our data centers fail to function, a natural disaster, such as a fire, tornado or flood, or other unanticipated problem at one or more of our data centers, including an extended power loss, telecommunications failure, break-in, computer virus, hacker attack or other events beyond our control, could nevertheless result in failures or interruptions in providing our products and services to our customers. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

  Our business could suffer if our community financial institution customers terminate their contracts with us as a result of business combinations or for other reasons

     Significant consolidation is occurring in the financial services industry, and our community financial institution customers that are involved in mergers and acquisitions may terminate their agreements with us or fail to renew them when they expire. An existing community financial institution customer may be acquired by or merged with another financial institution that utilizes a different Internet banking system or does not desire to continue the relationship with us for some other reason. This could result in the new entity terminating the relationship with us. This risk is particularly relevant to us because we target small to mid-sized community financial institutions as customers, which are more likely to be potential acquisition candidates. Our business, financial condition and results of operations would suffer if community financial institution customers terminate their relationships with us.

  If we cannot hire and retain qualified personnel, we will not be able to conduct our operations successfully or at all

     There is significant competition for qualified employees, and high employee turnover exists among Internet and other technology companies today. As a result, we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our operating results may be adversely affected if we cannot hire or retain employees or if we experience increased expenses related to attracting, training and retaining qualified employees. Our failure to succeed in attracting new personnel or retaining and motivating our current personnel could adversely affect our business, financial condition and results of operations.

  Network security problems could hinder the growth of the Internet and cause us to lose customers

     To the extent that our activities involve the storage and transmission of proprietary information, security breaches could expose us to possible liability and damage our reputation. Any compromise of our security or the security of the Internet in general could harm our business and could deter people from using the Internet to conduct transactions that involve transmitting confidential information. We rely on standard Internet security systems, all of which are licensed from third parties, to provide the security and authentication necessary to effect secure transmission of data. Nevertheless, compromises or breaches of our security measures may occur.

     Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Someone who is able to circumvent our security measures could misappropriate our proprietary information or cause interruptions in our Internet operations. Internet and on-line service providers have in the past experienced, and we may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, including current and former employees or others. Concerns regarding security risks may deter community financial institutions from purchasing our products and services and deter their customers from using our products and services. We may need to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. These breaches may also require us to pay money damages to others who were harmed by them. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or termination of service to users accessing web sites that deliver our services, any of which could harm our business, financial condition and results of operations.

  Defects in software products that we use in our products and our inability to sustain a high volume of traffic may materially and adversely affect our business

     The software used by our systems and products and services may contain errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to correct. We have recently introduced and will be continually introducing new products in the market and have not experienced any product liability claims to date, but the sale and support of our products and services may entail the risk of these claims. A product liability claim brought against us could have a material adverse effect on our business, financial condition and results of operations.

     Furthermore, if the volume of traffic and transactions on our system increases substantially, we could experience periodic temporary capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may be unable to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure in a timely manner to accommodate these increases. Any inability to do so could harm our business.

  Increased competition may increase pricing pressures, reduce margins and create a loss of market share

     The market for our products and services is highly competitive. We compete with a variety of third parties, including other providers of retail and wholesale products and services, as well as systems developed internally by financial institutions. We also expect competition in our markets to increase significantly as new companies enter our market and current competitors expand their product lines and services. These new competitors may include non-bank financial institutions, such as brokerage firms, on-line service providers and data processing vendors, among others. In many instances, these entities are dominant competitors and may enjoy substantial competitive advantages, including:

     - greater name recognition;

     - greater financial, technical and marketing resources to devote to the development, promotion and sale of their services;

     - longer operating histories; and

     - a larger base of client financial institutions.

Any pricing pressures, reduced margins or loss of market share resulting from our failure to compete effectively would materially and adversely affect our business, financial condition and operating results.

  Infringement by others upon our proprietary technology could harm our ability to establish and protect our proprietary rights, which could adversely affect our business

     Our inability to protect our proprietary rights adequately could have a material adverse effect on the acceptance of our brand names and on our business, financial condition and operating results. We rely on a combination of copyright, trademark and trade secret laws and contractual provisions to establish and protect our proprietary rights. Further, we have pending patent applications in the United States and Canada with respect to our PALMS(TM) asset/liability management software.

     There can be no assurance that the steps we have taken, and will take in the future, to protect our proprietary rights will be adequate or that third parties will not infringe upon or misappropriate our copyrights, trademarks, patents (if and when issued), service marks, domain names and similar proprietary rights. In addition, effective patent, copyright and trademark protections may be unenforceable or limited in foreign countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our services. Our competitors or others may adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Moreover, because Internet domain names derive value from the individual's ability to remember these names, we cannot guarantee that our Internet domain names will maintain their value if, for example, users begin to rely on mechanisms other than Internet domain names to access on-line resources.

     Furthermore, we may become involved in litigation or other proceedings regarding our patents (if and when issued) trade secrets, copyrights and other intellectual property rights. An adverse determination in intellectual property litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from selling our products and services. We may not be able to obtain licenses, if necessary, on commercially reasonable terms, if at all. In addition, litigation would divert management resources and be expensive. Any of these results could have a material adverse effect on the acceptance of our brand names and on our business, financial condition and operating results.

  Changes in financial institution regulatory reporting requirements may hinder our ability to market and sell our wholesale reporting software to financial institutions

     If state and federal banking authorities change their financial institution reporting requirements or the means by which financial institutions must complete or submit these reports, our financial institution customers may be unable to utilize some of our wholesale reporting products. We may not be able to adapt our software in a timely manner or at all to reflect changes in these regulatory reporting requirements. In this event, financial institution customers purchasing these products and services would be required either to replace our products and services with those of our competitors or to develop their own reporting software, which would cause us to lose the recurring revenue from such customers. Further, we would be unable to sell these products and services to new customers until our software became compliant with the changed reporting requirements. Thus, these changes may have a material adverse effect on our business, financial condition and operating results.

  Our growth may be adversely affected by government regulation and legal uncertainties that could add additional costs to doing business on the Internet

     Other than the Act, there are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues, including user privacy, pricing, and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy issues apply to the Internet. Any new laws or regulations relating to the Internet or the manner in which existing laws are applied to the Internet could adversely affect our business.

     Our primary customers are community financial institutions, which are heavily regulated. In addition, financial institution regulators can effectively control and mandate the standards for the required security systems, communication technologies and other features of our products and services. Federal, state or foreign governmental authorities may adopt new regulations addressing electronic financial institution operations that could require us to modify our current or future products and services.

     Once effective, the Act will restrict or prohibit our ability to offer third parties access to non-public personal information generated by our products and services. Further, with respect to the information of each particular individual that does business with a community financial institution, we will be required to comply with the privacy policies that are adopted by each financial institution. This law also requires the federal banking authorities, the Securities and Exchange Commission and the Federal Trade Commission to adopt rules and regulations implementing this law, which may impose more stringent restrictions or prohibitions on our products, services and operations. Finally, this law specifically permits states to adopt financial privacy laws that are more restrictive than federal law. This law or the adoption of other laws or regulations affecting our business or our community financial institution customers' businesses could reduce our growth rate or could otherwise have a material adverse effect on our business, financial condition and operating results. See "Business -- Government Regulation."

  Taxation of our Internet products and services could affect our pricing policies and reduce demand for our products and services

     Any legislation that substantially impairs the growth of e-commerce could have a material adverse effect on our business, financial condition and operating results. The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals at the federal, state and local levels in the United States and before foreign governments would, if enacted, impose taxes on the sale of goods and services provided over the Internet. A recently enacted law places a temporary moratorium on some forms of taxation on Internet commerce. We cannot predict the effect of current attempts to tax or regulate commerce over the Internet.

  To execute our strategy, we may require additional funding that may not be available on favorable terms or at all, and a lack of funds could substantially impair our ability to operate, grow and be profitable

     We do not have sustained earnings or positive cash flow, and our business strategy currently requires us to incur significant expenses to operate competitively and to grow our business. We do not currently, and will not for the foreseeable future, have adequate cash flow from operations to fund these expenses. Consequently, we will likely require additional funds to operate our business and to execute our strategy successfully. Additional financing may not be available on favorable terms or at all. If we cannot raise adequate funds to satisfy our operating and capital requirements, we may have to limit our operations significantly. Our future operating and capital requirements depend upon many factors, including:

     - the rate at which we expand our sales and marketing operations;

     - the response of competitors to our product and service offerings;

     - the extent to which we expand our products and services;

     - the extent to which we develop and upgrade our technology and data network infrastructure; and

     - the occurrence, timing, size and successful integration of acquisitions.

  Disruptions or reductions in Internet capacity could jeopardize our ability to offer Internet access service, which could adversely affect our financial results

     Our ability to offer Internet access service depends upon the size, ease of expansion, reliability and security of our network infrastructure, including the transmission capabilities we lease from the Internet service providers that connect us and our customers to the Internet. A disruption or reduction in Internet capacity by these suppliers could prevent us from maintaining our service and cause us to lose customers. In addition, we may experience disruptions or capacity constraints in the local telecommunications lines and leased long-distance lines that connect us to our customers. Finally, the growth of the market for our products and services depends on improvements being made to the entire Internet infrastructure to alleviate congestion and to maintain reliability.

  Our stock value may be adversely affected because our management and affiliates beneficially own approximately 54% of our common stock, and thus no corporate actions requiring shareholder approval can be taken without their approval

     Our officers, directors and affiliated persons beneficially own approximately 54% of our common stock. As a result, our officers, directors and affiliated persons effectively are able to:

     - elect, or defeat the election of, our directors;

     - amend or prevent amendment of our articles of incorporation or bylaws;

     - effect or prevent a merger, sale of assets or other corporate transaction; and

     - control the outcome of any other matter submitted to the shareholders for vote.

     Our public shareholders, for so long as they hold less than a majority of the outstanding shares of our common stock, will be unable to control the outcome of any shareholder vote. Management's stock ownership may discourage a potential acquiror from offering to purchase or otherwise attempting to obtain control of Netzee, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

  Future sales of our common stock will dilute current shareholder ownership and may depress our stock price

     To carry out our growth strategies, we plan to acquire other businesses and products using a combination of our stock and cash, and we may also sell additional shares of our stock to raise money for expanding our operations. We may issue more shares of stock, both common and preferred, in future acquisitions or in sales of our stock, which would dilute current shareholder ownership interest in Netzee.

     If our shareholders sell substantial amounts of our common stock, including shares issuable upon the conversion of shares of preferred stock and the exercise of outstanding options, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 20, 2000, we had 21,705,083 shares of common stock outstanding and 411,067 shares of common stock reserved for issuance upon the conversion of preferred stock we issued. In connection with our acquisition of DVI, we also agreed to issue to DVI up to 628,272 shares of our common stock upon the attainment by DVI's operations of revenue goals in fiscal years 2000 and 2001. In addition, we have also agreed to register up to 6,430,043 shares of common stock that we issued in connection with some of our acquisitions, subject to the terms and conditions of applicable registration rights agreements.

     Further, we have reserved a total of 4,816,768 shares of our common stock for issuance under our stock option plan. The plan provides that this amount will be automatically increased on January 1 of each year to an amount equal to 20% of the fully diluted shares of our common stock on the preceding December 31, provided, however, that the number of shares available for issuance shall not be less than 3,500,000. As of March 20, 2000, we have outstanding options to purchase a total of 3,162,919 shares of common stock under this plan. We have registered all of the shares presently issuable under this plan for sale in the public market.

  Our future earnings will be reduced because we have a significant amount of intangible assets

     As of December 31, 1999, approximately $120.6 million, or 84%, of our total assets were intangible assets. These intangible assets primarily represent amounts attributable to the issuance of stock in acquisitions accounted for as purchases. We will likely record additional intangible assets in the future if we acquire complementary businesses. Additionally, we currently amortize intangible assets over a useful life that management believes is reasonable and is allowable under generally accepted accounting principles, or GAAP. GAAP can change in the future and affect the amortization period and therefore our future results. Additionally, any impairment in the value of these intangible assets could have a material adverse effect on our business, financial condition and operating results.

  Our articles of incorporation and bylaws, as well as Georgia corporate law, may prevent or delay third parties from acquiring us and result in a decrease in our stock price

     Our articles of incorporation, bylaws and Georgia law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our shareholders. For example, our articles of incorporation and bylaws provide, among other things, that:

     - the board of directors, without shareholder approval, has the authority to issue preferred stock with rights superior to the rights of the holders of common stock, and we have already issued a series of preferred stock in connection with one of our acquisitions;

     - our directors may only be removed for cause, and only upon the vote of the holders of at least 66 2/3% of our voting stock;

     - the board of directors is divided into three classes and directors have staggered terms; and

     - the shareholders may call a special meeting only upon request of 75% of votes entitled to be cast on an issue.

     Georgia law also contains "business combination" and "fair price" provisions. Our board of directors may adopt these provisions and other "anti-takeover" measures without shareholder approval, the effect of which may be to delay, deter or prevent a change in control of Netzee.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As we currently do not engage in the use of derivative instruments or hedging activities, we do not expect this Statement will have a significant impact on our financial statements.

     During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. The Bulletin clarifies basic criteria for when revenues are taken into account for purposes of a company's financial statements. SAB 101 is effective for the quarter ended June 30, 2000. We are currently assessing the implications of adopting SAB 101, as revenue for non-refundable, up-front fees associated with product implementation will be recognized over the term of the underlying contract, rather than upon the completion of product implementation. In the period of adoption, the cumulative impact will be reported as a change in accounting principles as dictated by SAB 101.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES REGARDING MARKET RISK

     We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. We have issued a promissory note to InterCept that has an interest rate that fluctuates based upon the prime rate.

     Any increases in the prime rate or in other interest rates upon which the prime rate is calculated or based may dramatically increase the interest rate under our borrowings and would make it more costly for us to borrow funds thereunder. Such increased costs may impede our acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements, including our Consolidated Balance Sheets as of December 31, 1998 and 1999 and Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Shareholders' (Deficit) Equity for the years ended December 31, 1997 and 1998, for the period from January 1, 1999 to February 28, 1999, and for the period from March 1, 1999 to December 31, 1999, together with the report thereto of Arthur Andersen LLP, are attached hereto as pages F-1 through F-19.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Since January 1, 1998, we have not had any disagreements on accounting or financial disclosures with our accountants, and we have not changed such accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction H to the Form 10-K, the information required by this item is hereby incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     In accordance with General Instruction H to the Form 10-K, the information required by this item is hereby incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction H to the Form 10-K, the information required by this item is hereby incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction H to the Form 10-K, the information required by this item is hereby incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits and Financial Statements.

     (1) Financial Statements

     The following consolidated financial statements of Netzee, Inc. and Subsidiaries are filed as part of this Report and are attached hereto as pages F-1 through F-19:

          (i) Report of Independent Public Accountants

          (ii) Consolidated Balance Sheets of December 31, 1998 and 1999

          (iii) Consolidated Statements of Operations for the years ended December 31, 1997 and 1998, for the period from January 1, 1999 to February 28, 1999, and for the period from March 1, 1999 to December 31, 1999

          (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1998, for the period from January 1, 1999 to February 28, 1999, and for the period from March 1, 1999 to December 31, 1999

          (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997 and 1998, for the period from January 1, 1999 to February 28, 1999, and for the period from March 1, 1999 to December 31, 1999

          (vi) Notes to Consolidated Financial Statements

     (2) Financial Statement Schedule

     Schedule II -- Valuation and Qualifying Accounts, is incorporated by reference herein from Exhibit 99.1 filed herewith. The Report of Independent Public Accountants on Financial Statement Schedule with respect thereto is incorporated by reference herein from Exhibit 99.2 filed herewith.

     (3) Exhibits

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBITS
--------                     -----------------------
 2.1*      Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.
 2.2*      Agreement and Plan of Merger, dated September 3, 1999, by
           and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.
 2.3*      Asset Contribution Agreement, dated September 3, 1999, by
           and among The InterCept Group, Inc., Netzee, Inc. and The
           Bankers Bank.
 2.4*      Asset Contribution Agreement, dated September 3, 1999, by
           and among The InterCept Group, Inc., Netzee, Inc. and TIB
           The Independent BankersBank.

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBITS
--------                     -----------------------
 2.5*      Acquisition Agreement, dated September 3, 1999, by and among
           Netzee, Inc., Call Me Bill, LLC and each of the members of
           Call Me Bill, LLC.
 2.6*      Asset Transfer Agreement, dated August 6, 1999, by and
           between The InterCept Group, Inc. and Direct Access
           Interactive, Inc.
 2.7*      Agreement and Plan of Merger, dated September 3, 1999, by
           and between Netzee, Inc. and Direct Access Interactive, Inc.
 2.8**     Asset Purchase Agreement, dated December 15, 1999, by and
           among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.
 2.9***    Asset Purchase Agreement, dated February 28, 2000, by and
           among Netzee, Inc., Digital Visions, Inc. and certain
           shareholders of Digital Visions, Inc.
 3.1**     Amended Articles of Incorporation of Netzee, Inc., as
           amended to date.
 3.2*      Amended and Restated Bylaws of Netzee, Inc.
 4.1*      Form of Netzee, Inc. common stock certificate.
 4.2**     Form of Netzee, Inc. Series A 8% Convertible Preferred Stock
           certificate.
 4.3*      Registration Rights Agreement, dated August 6, 1999, by and among Netzee, Inc. (as successor to Direct Access
           Interactive, Inc.) and each of the former shareholders of
           SBS Corporation.
 4.4*      Registration Rights Agreement, dated September 3, 1999, by and among Netzee, Inc., The Bankers Bank and TIB The
           Independent BankersBank.
 4.5*      Registration Rights Agreement, dated August 31, 1999, by and among Netzee, Inc. and each of the former shareholders of
           Dyad Corporation.
 4.6*      Agreement, dated September 3, 1999, by and between Netzee,
           Inc. and Sirrom Investments, Inc., regarding registration
           rights of Sirrom.
 4.7*      Registration Rights Agreement, dated October 18, 1999, by
           and between Netzee, Inc. and Kellett Partners, L.P.
 4.8*      Warrant, dated October 18, 1999, issued to Kellett Partners,
           L.P.
 4.9**     Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.
 4.10***   Registration Rights Agreement, dated March 7, 2000, by and between Netzee, Inc. and Digital Visions, Inc.
10.1*      Netzee, Inc. 1999 Stock Option and Incentive Plan.
10.2*      Option Agreement, dated July 1, 1999, by and between Netzee,
           Inc. (as successor to Direct Access Interactive, Inc.) and
           Glenn W. Sturm.
10.3*      Option Agreement, dated July 1, 1999, by and between Netzee,
           Inc. (as successor to Direct Access Interactive, Inc.) and
           John W. Collins.
10.4*      Option Agreement, dated August 5, 1999, by and between
           Netzee, Inc. (as successor to Direct Access Interactive,
           Inc.) and Richard S. Eiswirth.
10.5*      Employment Agreement, dated September 1, 1999, by and
           between Netzee, Inc. and Glenn W. Sturm.
10.6*      Employment Agreement, dated September 1, 1999, by and
           between Netzee, Inc. and C. Michael Bowers.
10.7       Employment Agreement, dated March 1, 2000, by and between
           Netzee, Inc. and Richard S. Eiswirth.
10.8*      Form of Indemnification Agreement to be entered into between
           Netzee, Inc. and each of its executive officers and
           directors.

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBITS
--------                     -----------------------
10.9*      Promissory Note, dated August 6, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the
           principal amount of $21,534,625.
10.10*     Promissory Note, dated September 1, 1999, from Netzee, Inc.
           as maker to The InterCept Group, Inc. as payee, in the
           principal amount of $4,399,639.22.
10.11*     Promissory Note, dated September 1, 1999, from Netzee, Inc.
           as maker, to The InterCept Group, Inc. as payee, in the
           principal amount of $2,882,200.
10.12*     Promissory Note, dated September 1, 1999, from John W.
           Collins as maker, to Netzee, Inc. (as successor to Direct
           Access Interactive, Inc.).
10.13*     Promissory Note, dated September 1, 1999, from Glenn W.
           Sturm as maker, to Netzee, Inc. (as successor to Direct
           Access Interactive, Inc.).
10.14*     Promissory Note, dated September 1, 1999, from Donny R.
           Jackson as maker, to Netzee, Inc. (as successor to Direct
           Access Interactive, Inc.).
10.15*     Promissory Note, dated September 1, 1999, from Richard S.
           Eiswirth as maker, to Netzee, Inc. (as successor to Direct
           Access Interactive, Inc.).
10.16*     Line of Credit Agreement, dated October 18, 1999, by and
           between Netzee, Inc. and Kellett Partners, L.P.
10.17*+    General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and TIB The
           Independent BankersBank.
10.18*+    General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and The Bankers
           Bank.
10.19*     Sublease, dated September 1, 1999, by and between The
           Bankers Bank and Netzee, Inc.
10.20*     Commercial Lease, dated January 9, 1998, by and between DMB,
           LLC and Netzee, Inc. (as successor to Direct Access
           Interactive, Inc. (as successor to SBS Corporation)).
10.21      Employment Agreement, dated February 28, 2000, by and
           between Netzee, Inc. and Michael E. Murphy.
10.22      Promissory Note, dated March 24, 2000, from Netzee, Inc. as maker, to The InterCept Group, Inc., as payee, in the
           principal amount of $7,800,000.
23.1       Consent of Arthur Andersen LLP.
27.1       Financial Data Schedule.
99.1       Schedule II to Consolidated Financial Statements.
99.2       Report of Independent Public Accountants on Financial
           Statement Schedule.

---------------

  * Previously filed as an exhibit to Netzee, Inc.'s Registration Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.
 ** Previously filed as an exhibit to Netzee, Inc.'s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.
*** Previously filed as an exhibit to Netzee, Inc.'s Form 8-K dated March 7,
    2000, as filed with the Securities and Exchange Commission on March 22, 2000, and hereby incorporated by reference herein.
  + Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 8, 1999.

(b) Reports on Form 8-K.

     During the last quarter of the Company's 1999 fiscal year, the Company filed the following report on Form 8-K:

     Form 8-K, dated December 15, 1999, as filed with the Securities and Exchange Commission on December 30, 1999, reporting the acquisition of DPSC Software, Inc. No financial statements were filed with this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          NETZEE, INC.

                                          By:      /s/ GLENN W. STURM
                                            ------------------------------------
                                                       Glenn W. Sturm
                                                  Chief Executive Officer

Date: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ GLENN W. STURM                    Chief Executive Officer and      March 29, 2000
-----------------------------------------------------    Director (Principal Executive
                   Glenn W. Sturm                        Officer)

               /s/ RICHARD S. EISWIRTH                 Senior Executive Vice            March 29, 2000
-----------------------------------------------------    President,
                 Richard S. Eiswirth                     Chief Financial Officer and
                                                         Secretary
                                                         (Principal Financial and
                                                         Accounting Officer

                 /s/ JOHN W. COLLINS                   Chairman of the Board of         March 29, 2000
-----------------------------------------------------    Directors
                   John W. Collins

                  /s/ JON R. BURKE                     Director                         March 29, 2000
-----------------------------------------------------
                    Jon R. Burke

                /s/ BRUCE P. LEONARD                   Director                         March 29, 2000
-----------------------------------------------------
                  Bruce P. Leonard

                 /s/ GAYLE M. EARLS                    Director                         March 29, 2000
-----------------------------------------------------
                   Gayle M. Earls

             /s/ STILES A. KELLETT, JR.                Director                         March 29, 2000
-----------------------------------------------------
               Stiles A. Kellett, Jr.

                  /s/ A. JAY WAITE                     Director                         March 28, 2000
-----------------------------------------------------
                    A. Jay Waite

                                  NETZEE, INC.

                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1998, AND 1999

                               TABLE OF CONTENTS

                                                                 PAGE
                                                                -------
  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................      F-2
  CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated Balance Sheets as of December 31, 1998 and
       1999...................................................      F-3
    Consolidated Statements of Operations for the years ended
       December 31, 1997 and 1998, for the period from January
       1, 1999 to February 28, 1999 and for the period from
       March 1, 1999 to December 31, 1999.....................      F-4
    Consolidated Statements of Changes in Shareholders'
       (Deficit) Equity for the years ended December 31, 1997
       and 1998, for the period from January 1, 1999 to
       February 28, 1999 and for the period from March 1, 1999
       to December 31, 1999...................................      F-5
    Consolidated Statements of Cash Flows for the years ended
       December 31, 1997 and 1998, for the period from January
       1, 1999 to February 28, 1999 and for the period from
       March 1, 1999 to December 31, 1999.....................      F-6
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Netzee, Inc.:

     We have audited the accompanying consolidated balance sheet of NETZEE, INC. (a Georgia corporation, formerly Direct Access Interactive, Inc.) AND SUBSIDIARIES as of December 31, 1999 and the related consolidated statement of operations, shareholders' equity, and cash flows for the period from March 1, 1999 to December 31, 1999, and the consolidated balance sheet of the predecessor (Direct Access Interactive, Inc.) as of December 31, 1998 and the related consolidated statements of operations, shareholders' (deficit) and cash flows for the years ended December 31, 1997 and 1998 and for the period from January 1, 1999 to February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netzee, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the period from March 1, 1999 to December 31, 1999, and the financial position of the predecessor (Direct Access Interactive, Inc.) as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998 and for the period from January 1, 1999 to February 28, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 8, 2000 (except with respect to the matters discussed in Note 16, as to which the date is March 24, 2000)

     The purchase method of accounting was used to record assets acquired and liabilities assumed by Netzee, Inc. Under the purchase method, assets and liabilities are recorded at their estimated fair value at the date of purchase. Accordingly, the accompanying consolidated financial statements of the Predecessor and Netzee, Inc. are not comparable in all material respects, since those financial statements report financial position, results of operations, and cash flows on a different basis of accounting.

                                  NETZEE, INC.
           (FORMERLY DIRECT ACCESS INTERACTIVE, INC. ("PREDECESSOR"))

                          CONSOLIDATED BALANCE SHEETS

                                                                 PREDECESSOR        NETZEE, INC.
                                                              -----------------   -----------------
                                                              DECEMBER 31, 1998   DECEMBER 31, 1999
                                                              -----------------   -----------------
                                              ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 13,985          $ 11,255,099
  Accounts receivable, net of allowance for doubtful
    accounts of $10,000 and $242,750 at December 31, 1998
    and 1999, respectively..................................        35,780             2,496,953
  Leases receivable, current................................             0               330,191
  Prepaid and other current assets..........................             0               503,364
                                                                  --------          ------------
         Total current assets...............................        49,765            14,585,607
Property and equipment, net.................................        43,892             6,938,710
Intangible assets, net of accumulated amortization of $0 and
  $12,756,780 at December 31, 1998 and 1999, respectively...             0           120,611,688
Leases receivable, net of current portion...................             0               922,788
Other non-current assets....................................             0               185,463
                                                                  --------          ------------
         Total assets.......................................      $ 93,657          $143,244,256
                                                                  ========          ============

                          LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................      $165,089          $  4,234,307
  Line of credit............................................       199,973                     0
  Current portion of related-party loans from shareholder...        79,500                     0
  Deferred revenue..........................................       103,913             5,425,278
  Note payable..............................................             0               103,462
  Other current liabilities.................................             0                24,200
                                                                  --------          ------------
         Total current liabilities..........................       548,475             9,787,247
Related-party borrowings....................................             0            10,956,930
Note payable, net of current portion........................             0             1,215,673
Deferred revenue, net of current portion....................             0               904,032
                                                                  --------          ------------
         Total liabilities..................................       548,475            22,863,882
                                                                  --------          ------------
Commitments and contingencies
Shareholders' (deficit) equity:
  Preferred stock, no par value; 5,000,000 shares
    authorized:
    Series A 8% convertible preferred stock, no par value,
      $13 stated value; 0 shares and 500,000 shares
      authorized at December 31, 1998 and 1999,
      respectively; 0 and 500,000 shares issued and
      outstanding at December 31, 1998 and 1999,
      respectively..........................................             0             6,500,000
  Common stock, no par value; 40,000,000 shares authorized,
    8,000,000 shares issued and outstanding at December 31,
    1998; 70,000,000 shares authorized, 20,395,855 shares
    issued and outstanding at December 31, 1999.............        50,871           148,056,611
  Notes receivable from shareholders........................             0            (3,314,799)
  Deferred stock compensation...............................             0            (8,547,212)
  Warrants outstanding for the purchase of 0 shares and
    461,876 shares at December 31, 1998 and 1999,
    respectively............................................             0             4,618,760
  Accumulated deficit.......................................      (505,689)          (26,932,986)
                                                                  --------          ------------
         Total shareholders' (deficit) equity...............      (454,818)          120,380,374
                                                                  --------          ------------
         Total liabilities and shareholders' (deficit)
           equity...........................................      $ 93,657          $143,244,256
                                                                  ========          ============

   The accompanying notes are an integral part of these consolidated balance sheets.

     The year ended December 31, 1999 is presented in two columns below due to the acquisition of the predecessor on March 9, 1999, which established a new basis of accounting for certain assets and liabilities of Netzee, Inc. The purchase method of accounting was used to record assets acquired and liabilities assumed by Netzee, Inc. Such accounting generally results in increased amortization reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and Netzee, Inc. are not comparable in all material respects, since those financial statements report financial position, results of operations, and cash flows on a different basis of accounting.

                                  NETZEE, INC.
           (FORMERLY DIRECT ACCESS INTERACTIVE, INC. ("PREDECESSOR"))

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               NETZEE, INC
                                                           PREDECESSOR                      -----------------
                                        -------------------------------------------------        FOR THE
                                                                            FOR THE            PERIOD FROM
                                         YEAR ENDED     YEAR ENDED        PERIOD FROM       MARCH 1, 1999 TO
                                        DECEMBER 31,   DECEMBER 31,   JANUARY 1, 1999 TO      DECEMBER 31,
                                            1997           1998        FEBRUARY 28, 1999          1999
                                        ------------   ------------   -------------------   -----------------
Revenues:
  Monthly maintenance and service.....  $    59,013     $ 136,141          $ 33,082           $  1,737,592
  License, hardware and
     implementation...................      583,086       454,871            57,080                522,159
                                        -----------     ---------          --------           ------------
          Total revenues..............      642,099       591,012            90,162              2,259,751
                                        -----------     ---------          --------           ------------
Operating expenses:
  Costs of service, license, hardware,
     implementation and maintenance...      422,375       465,577            44,358              1,913,960
  Selling and marketing...............       77,050       110,603            12,350              2,575,257
  General and administrative,
     excluding amortization of
     stock-based compensation.........      231,147       331,810            49,399              1,844,629
  Amortization of stock-based
     compensation.....................            0             0                 0              4,591,888
  Depreciation........................       10,547        14,736             2,476                190,524
  Amortization........................            0             0                 0             12,863,016
                                        -----------     ---------          --------           ------------
          Total operating expenses....      741,119       922,726           108,583             23,979,274
                                        -----------     ---------          --------           ------------
Operating loss........................      (99,020)     (331,714)          (18,421)           (21,719,523)
Interest expense, net.................         (117)      (20,147)           (3,469)              (670,503)
                                        -----------     ---------          --------           ------------
Loss before extraordinary loss........      (99,137)     (351,861)          (21,890)           (22,390,026)
Extraordinary loss....................            0             0                 0             (4,518,760)
                                        -----------     ---------          --------           ------------
Net loss before preferred dividends...      (99,137)     (351,861)          (21,890)           (26,908,786)
Preferred dividends...................            0             0                 0                (24,200)
                                        -----------     ---------          --------           ------------
Net loss attributable to common
  shareholders........................  $   (99,137)    $(351,861)         $(21,890)          $(26,932,986)
                                        ===========     =========          ========           ============
Basic and diluted loss per share
  before extraordinary item...........  $     (0.01)    $   (0.04)                            $      (1.94)
Extraordinary loss per share..........            0             0                                    (0.40)
                                        -----------     ---------                             ------------
Basic and diluted net loss per
  share...............................  $     (0.01)    $   (0.04)                            $      (2.34)
                                        ===========     =========                             ============
Weighted average common shares
  outstanding.........................    8,000,000     8,000,000                               11,542,034
                                        ===========     =========                             ============

 The accompanying notes are an integral part of these consolidated statements.

     The purchase method of accounting was used to record assets acquired and liabilities assumed by Netzee, Inc. Such accounting generally results in increased amortization reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and Netzee, Inc. are not comparable in all material respects, since those financial statements report financial position, results of operations, and cash flows on a different basis of accounting.

                                  NETZEE, INC.
           (FORMERLY DIRECT ACCESS INTERACTIVE, INC. ("PREDECESSOR"))

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

                           PREFERRED STOCK            COMMON STOCK                       SHAREHOLDERS'     DEFERRED
                         --------------------   -------------------------                    NOTES          STOCK
                         SHARES      AMOUNT       SHARES        AMOUNT       WARRANTS     RECEIVABLE     COMPENSATION
                         -------   ----------   ----------   ------------   ----------   -------------   ------------
Predecessor:
Balance, December 31,
  1996.................        0   $        0    2,000,000   $     50,871   $        0    $         0    $          0
  Net loss.............        0            0            0              0            0              0               0
                         -------   ----------   ----------   ------------   ----------    -----------    ------------
Balance, December 31,
  1997.................        0            0    2,000,000         50,871            0              0               0
  Net loss.............        0            0            0              0            0              0               0
                         -------   ----------   ----------   ------------   ----------    -----------    ------------
Balance, December 31,
  1998.................        0            0    2,000,000         50,871            0              0               0
  Net loss.............        0            0            0              0            0              0               0
                         -------   ----------   ----------   ------------   ----------    -----------    ------------
Balance, February 28,
  1999.................        0   $        0    2,000,000   $     50,871   $        0    $         0    $          0
                         =======   ==========   ==========   ============   ==========    ===========    ============
---------------------------------------------------------------------------------------------------------------------
Netzee, Inc.:
Initial InterCept
  investment, March 9,
  1999.................        0   $        0    8,000,000   $  1,379,965   $        0    $         0    $          0
Issuance of common
  stock for notes
  receivable...........        0            0    1,555,000      3,110,000            0     (3,110,000)              0
Capital
  contributions........        0            0            0      1,990,556            0              0               0
Issuance of common
  stock in connection
  with acquisitions....        0            0    6,122,238     71,884,011            0              0               0
Issuance of common
  stock in connection
  with marketing
  agreements...........        0            0      128,617      1,479,096            0              0               0
Deferred stock-based
  compensation.........        0            0      160,000     13,224,100            0        (85,000)    (13,139,100)
Amortization of
  deferred stock-based
  compensation.........        0            0            0              0            0              0       4,591,888
Stock options exercised
  for note
  receivable...........        0            0       30,000         93,300            0        (93,300)              0
Payment of shareholder
  note.................        0            0            0              0            0         85,000               0
Interest on shareholder
  notes................        0            0            0              0            0       (111,499)              0
Issuance of warrants to
  purchase common
  stock................        0            0            0              0    4,618,760              0               0
Initial public offering
  proceeds, net of
  expenses.............        0            0    4,400,000     54,895,583            0              0               0
Issuance of preferred
  stock in connection
  with acquisition.....  500,000    6,500,000            0              0            0              0               0
Net loss attributable
  to common
  shareholders.........        0            0            0              0            0              0               0
                         -------   ----------   ----------   ------------   ----------    -----------    ------------
Balance, December 31,
  1999.................  500,000   $6,500,000   20,395,855   $148,056,611   $4,618,760    $(3,314,799)   $ (8,547,212)
                         =======   ==========   ==========   ============   ==========    ===========    ============

                                             TOTAL
                         ACCUMULATED     SHAREHOLDERS'
                           DEFICIT      (DEFICIT) EQUITY
                         ------------   ----------------
Predecessor:
Balance, December 31,
  1996.................  $    (54,691)    $     (3,820)
  Net loss.............       (99,137)         (99,137)
                         ------------     ------------
Balance, December 31,
  1997.................      (153,828)        (102,957)
  Net loss.............      (351,861)        (351,861)
                         ------------     ------------
Balance, December 31,
  1998.................      (505,689)        (454,818)
  Net loss.............       (21,890)         (21,890)
                         ------------     ------------
Balance, February 28,
  1999.................  $   (527,579)    $   (476,708)
                         ============     ============
-------------------------------------------------------------------------
Netzee, Inc.:
Initial InterCept
  investment, March 9,
  1999.................  $          0     $  1,379,965
Issuance of common
  stock for notes
  receivable...........             0                0
Capital
  contributions........             0        1,990,556
Issuance of common
  stock in connection
  with acquisitions....             0       71,884,011
Issuance of common
  stock in connection
  with marketing
  agreements...........             0        1,479,096
Deferred stock-based
  compensation.........             0                0
Amortization of
  deferred stock-based
  compensation.........             0        4,591,888
Stock options exercised
  for note
  receivable...........             0                0
Payment of shareholder
  note.................             0           85,000
Interest on shareholder
  notes................             0         (111,499)
Issuance of warrants to
  purchase common
  stock................             0        4,618,760
Initial public offering
  proceeds, net of
  expenses.............             0       54,895,583
Issuance of preferred
  stock in connection
  with acquisition.....             0        6,500,000
Net loss attributable
  to common
  shareholders.........   (26,932,986)     (26,932,986)
                         ------------     ------------
Balance, December 31,
  1999.................  $(26,932,986)    $120,380,374
                         ============     ============

 The accompanying notes are an integral part of these consolidated statements.

     The year ended December 31, 1999 is presented in two columns below due to the acquisition of the predecessor on March 9, 1999, which established a new basis of accounting for certain assets and liabilities of Netzee, Inc. The purchase method of accounting was used to record assets acquired and liabilities assumed by Netzee, Inc. Such accounting generally results in increased amortization reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and Netzee, Inc. are not comparable in all material respects, since those financial statements report financial position, results of operations, and cash flows on a different basis of accounting.

                                  NETZEE, INC.
           (FORMERLY DIRECT ACCESS INTERACTIVE, INC. ("PREDECESSOR"))

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              PREDECESSOR                        NETZEE, INC.
                                            ------------------------------------------------   -----------------
                                              FOR THE        FOR THE           FOR THE              FOR THE
                                             YEAR ENDED     YEAR ENDED       PERIOD FROM          PERIOD FROM
                                            DECEMBER 31,   DECEMBER 31,   JANUARY 1, 1999 TO   MARCH 1, 1999 TO
                                                1997           1998       FEBRUARY 28, 1999    DECEMBER 31, 1999
                                            ------------   ------------   ------------------   -----------------
Cash flows from operating activities:
  Net loss................................    $(99,137)     $(351,861)         $(21,890)         $(26,932,986)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization.........      10,547         14,736             2,476            13,053,540
    Stock-based compensation expense......           0              0                 0             4,591,888
    Extraordinary loss....................           0              0                 0             4,518,760
    Interest income on shareholder
       notes..............................           0              0                 0              (111,499)
    Changes in assets and liabilities, net
       of effect of acquisitions:
       Accounts receivable................      (9,222)       (16,558)           12,606            (2,008,746)
       Leases receivable..................           0              0                 0              (198,873)
       Prepaid and other current assets...           0              0                 0              (303,528)
       Accounts payable and accrued
         liabilities......................      13,783         92,794           (42,889)            3,238,796
       Deferred revenue...................      50,953         35,375            41,222             1,602,925
       Other current liabilities..........           0              0                 0                24,200
                                              --------      ---------          --------          ------------
         Net cash used in operating
           activities.....................     (33,076)      (225,514)           (8,475)           (2,525,523)
                                              --------      ---------          --------          ------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired......           0              0                 0           (48,938,638)
  Purchase of property, equipment and
    capitalized software..................      (1,969)       (18,031)                0            (4,233,946)
                                              --------      ---------          --------          ------------
         Net cash used in investing
           activities.....................      (1,969)       (18,031)                0           (53,172,584)
                                              --------      ---------          --------          ------------
Cash flows from financing activities:
  Contributions from shareholder..........           0              0                 0             1,240,556
  Borrowings from shareholder.............           0              0                 0            41,830,132
  Payments on borrowings from
    shareholder...........................           0              0                 0           (31,524,798)
  Increase (decrease) in line of credit...           0        199,973                 0              (277,473)
  Payments on note payable................           0              0                 0               (25,865)
  Sale of common stock....................           0              0                 0            55,707,144
  Increase (decrease) in related-party
    loans from shareholder of predecessor
    entity................................      50,000         29,500            (2,000)                    0
                                              --------      ---------          --------          ------------
         Net cash provided by (used in)
           financing activities...........      50,000        229,473            (2,000)           66,949,696
                                              --------      ---------          --------          ------------
Net increase (decrease) in cash and cash
  equivalents.............................      14,955        (14,072)          (10,475)           11,251,589
Cash and cash equivalents, beginning of
  period..................................      13,102         28,057            13,985                 3,510
                                              --------      ---------          --------          ------------
Cash and cash equivalents, end of
  period..................................    $ 28,057      $  13,985          $  3,510          $ 11,255,099
                                              ========      =========          ========          ============

 The accompanying notes are an integral part of these consolidated statements.

                                  NETZEE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999

1. ORGANIZATION AND NATURE OF BUSINESS

     Netzee, Inc. is a provider of Internet banking products and services and Internet commerce solutions to small and mid-sized banks, thrifts and credit unions, typically with assets of less than $10 billion. We provide solutions that enable financial institutions to offer their customers a wide array of financial products and services over the Internet. We also offer financial institutions custom web site design, implementation and marketing services, telephone banking products, regulatory reporting and support applications, and Internet access services.

     Direct Access Interactive, Inc. ("Direct Access" or the "Predecessor") was incorporated on October 10, 1996. On March 9, 1999, Direct Access was purchased by The InterCept Group, Inc. ("InterCept"). Direct Access was operated as a separate subsidiary of InterCept. On August 6, 1999, Direct Access purchased the remote banking operations of SBS Corporation ("SBS"). Direct Access was later merged with and into Netzee. On September 3, 1999, we purchased the Internet banking divisions (collectively, the "Divisions") of TIB The Independent BankersBank ("TIB") and The Bankers Bank, and we acquired Dyad Corporation and subsidiaries ("Dyad") and Call Me Bill, LLC ("Call Me Bill"). On December 15, 1999, we purchased DPSC Software, Inc. ("DPSC"). SBS, TIB, The Bankers Bank, Dyad, Call Me Bill and DPSC are collectively referred to as the "Acquired Entities."

     In November 1999, we completed our initial public offering. We issued 4,400,000 shares of common stock (including the exercise of a portion of the underwriter's over-allotment option) at an offering price of $14 per share. Net proceeds from the offering were approximately $54.9 million after deducting underwriters' discounts, commissions and expenses of the offering. We used the proceeds to repay principal and accrued interest owed to InterCept, to repay working capital advances and accrued interest to InterCept and to acquire DPSC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements for the period from March 1, 1999 to December 31, 1999 include the accounts of our company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements of the Predecessor and our company are not comparable in all material respects, since those financial statements report the financial position, results of operations, and cash flows on a different basis of accounting. Although Direct Access was acquired on March 9, 1999, the accompanying financial statements for the year ended December 31, 1999 are presented as if the acquisition occurred on the close of business on February 28, 1999 instead of March 9, 1999. The operations between March 1, 1999 and March 9, 1999 were not material. The accompanying financial statements prior to February 28, 1999 present the financial position and the results of operations and cash flows of Direct Access, the predecessor to our company.

     The Acquired Entities noted above were accounted for using the purchase method of accounting. Accordingly, the results of operations of the Acquired Entities have been included in the consolidated financial statements from their respective dates of acquisition.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                                  NETZEE, INC.

reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     We consider all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Subsequent to March 9, 1999, acquisition property and equipment are stated at fair value at the date of acquisition. Major additions and improvements are charged to the property accounts while replacements, maintenance and repairs which do not improve or extend the lives of respective assets are expensed in the current period. Estimated useful lives for our assets are as follows:

Leasehold improvements......................................  2 to 3 years
Computer equipment..........................................  3 to 7 years
Furniture and fixtures......................................  10 years
Machinery and other equipment...............................  3 to 15 years
Software....................................................  3 to 5 years

INTANGIBLE ASSETS

     Intangible assets consist of the intangibles recorded in the acquisitions discussed in Note 1 and include acquired technology, workforce, contracts in process and marketing agreements. The carrying amounts of the intangible assets are reviewed for impairment when events and circumstances indicate that the recorded costs may not be recoverable. If the review indicates that the undiscounted cash flows from operations of the related intangible assets over the remaining amortization period are expected to be less than the recorded amount of the intangible, our carrying value of the intangible asset would be reduced to its estimated fair value.

     We have allocated the value of acquired intangible assets to workforce, contracts in process and acquired technology. The value of the workforce was determined by reference to the cost of the workforce retained and is amortized on a straight-line basis over a period of three years. Contracts in process represent existing customers acquired. The value of the contracts in process was determined by reference to the recurring revenue generated from the existing customers and is amortized on a straight-line basis over a period of three to four years. We determined that the remaining value of intangible assets acquired related to acquired technology. Acquired technology also represents internally-developed software acquired and is amortized on a straight-line basis over a period of three to five years.

     Marketing agreements represent agreements with several bankers' banks to use their best efforts to promote and market our products and services to community financial institutions on an exclusive basis. Marketing agreements are amortized on a straight-line basis over a period of two years.

SOFTWARE DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. Computer software development costs are charged to research and development expense until technological feasibility of the software is established, after which remaining significant software production costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for Computer Software to Be Sold, Leased, or Otherwise Marketed." These costs are amortized on the straight-line basis over the estimated economic life of the software. Amortization of capitalized software development costs begins when products are made

                                  NETZEE, INC.

available for sale or when the related product is put into use. We make an ongoing assessment of recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value ("NRV") of the product. If the NRV is less than the amount capitalized, a write-down of the amount capitalized is recorded.

REVENUE RECOGNITION

     Our revenue historically resulted from (1) fees for software for Internet banking and telephone banking, (2) implementation of the Internet banking and telephone banking software, (3) sale of hardware, and (4) maintenance and support services for the Internet banking and telephone banking software. We historically charged a nonrefundable license, hardware, and implementation fee, with an annual maintenance fee, which is typically renewed every 12 months. The revenue from software license fees was recognized in accordance with SOP No. 97-2, "Software Revenue Recognition," in 1997, 1998 and 1999. We recognized the one-time nonrefundable software, hardware, and implementation fee upon completion of the implementation of software and hardware. The maintenance fee was recognized ratably over the term maintenance period, typically 12 months.

     Subsequent to June 30, 1999, we have entered into contracts pursuant to which we collect license and maintenance fees for services rendered, typically on a monthly basis. The revenue from these arrangements is recognized as the services are rendered. We also collect fees based on the number of end users which are recognized on a monthly basis.

     Our regulatory reporting and support application subscriptions are billed on a monthly, quarterly, or annual basis. These subscriptions are recognized ratably over the contract period, as services are provided.

DEFERRED REVENUE

     Deferred revenue represents accounts receivable and amounts collected prior to revenue recognition. The balance primarily consists of annual billings collected in advance and recognized ratably over the subsequent twelve months.

LONG-LIVED ASSETS

     We periodically review the values assigned to long-lived assets to determine whether any impairments have occurred. Management believes that the long-lived assets on the accompanying balance sheet are appropriately valued.

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for a portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies.

                                  NETZEE, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate carrying value due to the short-term maturity of the instruments. The fair values of short-term and long-term debt amounts approximate carrying value and are based on their effective interest rates compared to current market rates.

COMPREHENSIVE LOSS

     Comprehensive loss for the years ended December 31, 1997 and 1998, for the period from January 1, 1999 to February 28, 1999 and for the period from March 1, 1999 to December 31, 1999 is the same as the net loss as presented in the accompanying statements of operations.

SEGMENT REPORTING

     We have adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," effective January 1, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographical areas and major customers. SFAS No. 131 requires the use of the "management approach" in disclosing segment information; based largely on how senior management generally analyzes the business operations. We currently operate in only one segment, and as such, no additional disclosure is required. Additionally, we did not have any operations or net assets or liabilities in foreign locations.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement is not expected to have a significant impact on our financial statements.

     During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. The Bulletin clarifies basic criteria for the culmination of the earnings process. SAB 101 is effective for the quarter ended June 30, 2000. We are currently assessing the implications of adopting SAB 101, as revenue for non-refundable, up-front fees associated with product implementation will be recognized over the term of the underlying contract, rather than upon the completion of product implementation. In the period of adoption, the cumulative impact will be reported as a change in accounting principles as dictated by SAB 101.

3. ACQUISITIONS

ACQUISITION OF THE REMOTE INTERNET AND TELEPHONE BANKING DIVISION OF SBS CORPORATION

     On August 6, 1999, Direct Access purchased the remote banking operations of SBS. The purchase price of SBS included 2,600,000 shares of our common stock at the estimated fair market value of $11.50 per share

                                  NETZEE, INC.

and $21,534,625 in cash. Only the remote Internet and telephone banking operations of SBS were retained by our company and the remaining operations were sold to InterCept for 450,000 shares of our common stock valued at $11.50 per share, for a total sales price of $5,175,000. No gain or loss was recorded on the transaction by our company, as the transaction was a related party transaction. The acquisition of SBS was accounted for as a purchase. The results of operations of SBS have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the net tangible assets acquired was allocated to the following intangible assets with the following amortization lives:

Acquired technology.........................................  $45,041,300    3 years
Contracts in process........................................    1,340,000    4 years
Workforce...................................................      440,000    3 years

ACQUISITIONS OF THE INTERNET BANKING DIVISIONS OF TIB THE INDEPENDENT BANKERSBANK AND THE BANKERS BANK

     On September 3, 1999, we purchased the Divisions. The acquisitions of the Divisions were accounted for as purchases. The purchase price of the Divisions included a total of 2,722,000 shares of our common stock valued at $11.50 per share, options to purchase a total of 55,000 shares of common stock at an exercise price of $5.00 per share granted to management and directors of the Divisions, and 76,000 shares of common stock sold to a third party for $100,000. The results of operations of the Divisions have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the tangible net assets was allocated to the following intangible assets with the following amortization lives:

Acquired technology.........................................  $28,353,000    3 years
Marketing agreements........................................    3,056,000    2 years
Workforce...................................................      330,000    3 years
Contracts in process........................................      150,000    3 years

ACQUISITION OF DYAD CORPORATION

     On September 3, 1999, we purchased Dyad. The purchase price of Dyad included 618,137 shares of our common stock valued at $11.50 per share and approximately $900,000 in cash. We also assumed debt owed by Dyad of approximately $3,500,000. The acquisition of Dyad was accounted for as a purchase. The results of operations of Dyad have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the net tangible assets acquired totaled approximately $12,290,000 and was allocated to acquired technology with a three-year amortization life.

ACQUISITION OF CALL ME BILL, LLC

     On September 3, 1999, we purchased Call Me Bill. The purchase price of Call Me Bill included cash of approximately $3,288,000 and approximately 31,000 shares of our common stock sold to former owners of Call Me Bill for $10.50 per share. These shares were valued at $11.50 per share. The acquisition of Call Me Bill was accounted for as a purchase. The results of operations of Call Me Bill have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the net tangible assets acquired totaled approximately $3,530,000 and was allocated to acquired technology with a three-year amortization life.

ACQUISITION OF DPSC SOFTWARE, INC.

     On December 15, 1999, we purchased DPSC. The purchase price of DPSC included 525,000 shares of our common stock, 500,000 shares of preferred stock with a stated value of $13 per share, $18,500,000 in cash and the payment of other acquisition costs of approximately $1,000,000. The acquisition of DPSC was accounted for as a purchase. The results of operations of DPSC have been included in the consolidated

                                  NETZEE, INC.

financial statements from the date of acquisition. The excess of the purchase price over the net tangible assets acquired totaled $35,521,000 and was allocated to acquired technology with a three-year amortization life.

PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

     The following unaudited pro forma consolidated financial information for the years ended December 31, 1998 and 1999 assume that the acquisitions discussed above occurred as of January 1, 1998.

                                                              1998            1999
                                                          ------------    ------------
Total revenue...........................................  $  7,429,272    $  9,183,780
                                                          ============    ============
Loss before extraordinary loss..........................   (51,898,855)    (49,213,173)
Extraordinary loss......................................             0      (4,518,760)
                                                          ------------    ------------
Net loss attributable to common shareholders............  $(51,898,855)   $(53,749,933)
                                                          ============    ============
Basic and diluted loss per share before extraordinary
  loss..................................................  $      (2.55)   $      (2.42)
Extraordinary loss per share............................             0           (0.22)
                                                          ------------    ------------
Basic and diluted net loss per share....................  $      (2.55)   $      (2.64)
                                                          ============    ============

     The unaudited pro forma consolidated financial information does not purport to represent what our results of operations would have been had the acquisitions occurred as of such date, or what the results will be for any future period.

4. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1999 consisted of the following:

                                                              PREDECESSOR     NETZEE
                                                              -----------   ----------
                                                                 1998          1999
                                                              -----------   ----------
Leasehold improvements......................................   $      0     $  739,241
Computer equipment..........................................          0      2,667,190
Furniture and fixtures......................................     20,000        155,733
Machinery and other equipment...............................          0      1,686,017
Software....................................................     50,871      1,831,667
                                                               --------     ----------
                                                                 70,871      7,079,848
Less accumulated depreciation...............................    (26,979)      (141,138)
                                                               --------     ----------
Property and equipment, net.................................   $ 43,892     $6,938,710
                                                               ========     ==========

5. INTANGIBLE ASSETS

     Intangible assets at December 31, 1998 and 1999 consisted of the following:

                                                             PREDECESSOR       NETZEE
                                                             -----------    ------------
                                                                1998            1999
                                                             -----------    ------------
Workforce..................................................   $      0      $    830,000
Contracts in progress......................................          0         1,880,000
Marketing agreements.......................................          0         4,135,104
Acquired technology........................................          0       126,523,364
                                                              --------      ------------
                                                                     0       133,368,468
Less accumulated amortization..............................          0       (12,756,780)
                                                              --------      ------------
Intangible assets, net.....................................   $      0      $120,611,688
                                                              ========      ============

                                  NETZEE, INC.

Intangible amortization expense for the years ended December 31, 1997 and 1998, the period from January 1, 1999 to February 28, 1999 and the period from March 1, 1999 to December 31, 1999 was $0, $0, $0, and $12,763,016, respectively.

6. NOTE PAYABLE

     On October 18, 1999, we entered into a $1,345,000 term loan with a bank to secure the purchase of equipment. The loan bears interest at LIBOR plus 2% per annum and is due in 60 monthly installments starting November 1, 1999. The loan matures on October 1, 2004, and a balloon payment of approximately $936,300 is due at that time. The loan is secured by equipment and a personal guaranty by certain officers of our company. As of December 31, 1999, the outstanding loan balance was $1,319,135.

7. RELATED-PARTY TRANSACTIONS

     As discussed in Note 3, we completed several acquisitions in 1999. In some of these transactions, persons who were previously officers, directors or shareholders of the acquired companies became executive officers or one of our directors or beneficial owners of more than 5% of our common stock. Management believes that these transactions were made on terms no less favorable to us than could have been obtained with unaffiliated third parties on an arm's length basis.

     Our Chairman of the Board of Directors is the Chairman and Chief Executive Officer of InterCept, and one of our directors is the President, Chief Operating Officer and a director of InterCept. A non-employee director of our company is also a director of InterCept.

     Our Chief Executive Officer is a director of InterCept and is a partner at Nelson Mullins Riley & Scarborough, L.L.P. This firm provided legal services to us totaling approximately $98,000 during 1999.

     On July 1, 1999, certain officers and directors of our company entered into full-recourse promissory notes with our Predecessor as lender. We became the lender under these notes upon the merger of the Predecessor into Netzee. These notes totaled $3,110,000 and were given as consideration for the issuance of shares of our Predecessor's common stock to these individuals. Each of the notes bears interest at 7% per year and matures on June 30, 2002.

     On August 5, 1999, one of our officers entered into a full-recourse promissory note with our Predecessor as lender. We became the lender under this note upon the merger of the Predecessor into Netzee. The note totaled $93,300 and the proceeds were used to exercise options to purchase shares of our Predecessor's common stock. The loan bears interest at a rate of 7% and matures on August 4, 2002.

     In 1999, we leased our former headquarters in Atlanta, Georgia from The Bankers Bank. We paid a total of $32,400 to The Bankers Bank in 1999 under this lease.

     We shared some of our facilities with InterCept and received administrative support during 1999. We incurred expenses of approximately $124,000 related to these shared costs.

     In September 1999, we entered into a marketing agreement with InterCept under which our salespeople will sell InterCept products and services and InterCept salespeople will sell our products and services. Under this agreement, we pay a commission to InterCept for each sale of our products and services made by InterCept salespersons and for each referral to our sales force that results in a sale. InterCept correspondingly pays us for sales and referrals by our salespersons. We paid Intercept $188,000 in 1999 as a result of this agreement. Management believes that the transactions will be made on terms no less favorable than could be obtained from unaffiliated third parties on an arm's length basis.

                                  NETZEE, INC.

     Related-party loans from shareholders at December 31, 1998 and 1999 consisted of the following:

                                                              PREDECESSOR     NETZEE
                                                              -----------   -----------
                                                                1998           1999
                                                              -----------   -----------
Loan from shareholders, interest payable monthly at 8.5%;
  the loan was repaid on March 9, 1999......................   $ 77,500     $         0
Loan from shareholders, noninterest-bearing note; the loan
  was repaid on January 8, 1999.............................      2,000               0
Borrowings from InterCept, interest payable monthly at prime plus 2% beginning May 1, 2000; principal payable in full
  on March 31, 2002; the note is collateralized by
  substantially all of our assets...........................          0      10,956,930
                                                               --------     -----------
                                                                 79,500     $10,956,930
Less current maturities.....................................    (79,500)              0
                                                               --------     -----------
                                                               $      0     $10,956,930
                                                               ========     ===========

     Prior to our initial public offering, InterCept loaned us money to fund the cash portions of the acquisitions discussed in Note 3 and to fund our operations. All pre-offering borrowings were paid off with proceeds from the offering. On December 15, 1999, we received a commitment for a $15 million line of credit from InterCept. Borrowings on this line will bear interest at a rate of prime plus 2%. As of December 31, 1999, we had borrowed approximately $11.0 million from InterCept on terms consistent with this commitment. During 1999, we incurred approximately $677,000 of interest expense associated with these borrowings. After December 31, 1999, we repaid a portion of these borrowings with cash on hand. See Note 16 for discussion of financing completed subsequent to year end.

8. EXTRAORDINARY ITEM

     On October 18, 1999, we entered into a $3,000,000 line of credit facility with a company, an affiliate of which was appointed as one of our directors. The line of credit facility bore interest at the prime rate. In conjunction with the line of credit facility, we issued warrants to purchase 461,876 shares of common stock at an exercise price of $3.25 per share. We recorded deferred financing costs for the difference between the fair value of common stock and the exercise price of the warrants. The deferred financing costs were to be recognized over the three-year term of the line of credit. The line of credit facility was terminated in December 1999 in connection with the receipt of a commitment from InterCept discussed above. The termination resulted in the recognition of an extraordinary non-cash loss of approximately $4,519,000 for the period from March 1, 1999 to December 31, 1999.

9. INCOME TAXES

     We have incurred net operating losses ("NOL") since inception. As of December 31, 1998, the Predecessor had $350,000 in NOL carryforwards available to offset its future income tax liability. These NOL carryforwards will not be utilized as a result of InterCept's acquisition of the Predecessor and Netzee's subsequent formation. As of December 31, 1999, we had NOL carryforwards of approximately $2,960,000 available to offset our future income tax liability. The NOL carryforwards begin to expire in 2014. Due to the uncertainty of the realizability of the net operating losses, we have not reflected an income tax benefit in the accompanying statements of operations for any period presented and has recorded a valuation allowance equal to the net deferred tax assets at December 31, 1998 and 1999.

                                  NETZEE, INC.

     The components of the deferred tax assets and liabilities are as follows as of December 31, 1998 and 1999:

                                                              PREDECESSOR     NETZEE
                                                              -----------   -----------
                                                                 1998          1999
                                                              -----------   -----------
Deferred tax assets:
Net operating loss carryforwards............................   $ 133,191    $ 1,124,895
Deferred revenue............................................      39,487      2,405,020
Accrued liabilities.........................................       6,506         68,780
Accounts receivable.........................................       3,800        108,965
Stock compensation..........................................           0      1,744,960
Intangibles.................................................           0        280,440
                                                               ---------    -----------
Total deferred tax assets...................................     182,984      5,733,060
Valuation allowance.........................................    (182,984)    (5,733,060)
                                                               ---------    -----------
Net deferred tax assets.....................................   $       0    $         0
                                                               =========    ===========

     The components of the income tax benefit for the years ended December 31, 1997, 1998 and the period from March 1, 1999 to December 31, 1999 are as follows:

                                                          PREDECESSOR          NETZEE
                                                      --------------------   -----------
                                                        1997       1998         1999
                                                      --------   ---------   -----------
Current benefit:
  Federal...........................................  $      0   $       0   $(1,006,485)
  State.............................................         0           0      (117,226)
                                                      --------   ---------   -----------
                                                             0           0    (1,123,711)
                                                      --------   ---------   -----------
Deferred benefit:
  Federal...........................................   (33,707)   (119,633)   (4,128,377)
  State.............................................    (3,965)    (14,075)     (480,972)
                                                      --------   ---------   -----------
                                                       (37,672)   (133,708)   (4,609,349)
                                                      --------   ---------   -----------
Total benefit.......................................   (37,672)   (133,708)   (5,733,060)
Valuation allowance.................................    37,672     133,708     5,733,060
                                                      --------   ---------   -----------
          Total.....................................  $      0   $       0   $         0
                                                      ========   =========   ===========

     The following is a summary of the items which resulted in recorded income taxes that differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 1997, 1998 and 1999:

                                                              PREDECESSOR     NETZEE
                                                              ------------    ------
                                                              1997    1998    1999
                                                              ----    ----    ------
Tax provision at federal statutory rate.....................   34%     34%      34%
Tax provision at state statutory rate.......................    4       4        4
Nondeductible amortization..................................    0       0      (17)
Effect of valuation allowance...............................  (38)    (38)     (21)
                                                              ---     ---      ---
Income tax benefit..........................................    0%      0%       0%
                                                              ===     ===      ===

     The income tax benefit for the period from January 1, 1999 to February 28, 1999 was not material.

10. PREFERRED STOCK

     In December 1999, we issued 500,000 shares of Series A 8% Convertible Preferred Stock ("Preferred Stock") with a stated value of $13 per share as part of our acquisition of DPSC. The Preferred Stock is

                                  NETZEE, INC.

convertible at the option of the shareholder, in whole or in part, into 411,067 shares of common stock. In addition, if the average closing stock price of our common stock equals or exceeds $26.00 per share for any four week period, we may redeem the Preferred Stock for cash or 411,067 shares of common stock upon at least 10 but not more than 90 days' written notice. If we elect to redeem the Preferred Stock in cash, the preferred shareholder has the option to receive payment in common stock by providing notice of such election within 5 days of the notice of redemption. Preferred Stock dividends are cumulative and are paid when declared by the Board of Directors at the rate of $1.04 per share. We have accrued $24,200 in Preferred Stock dividends for the period from March 1, 1999 to December 31, 1999.

11. STOCK OPTION PLAN

     During 1999, we adopted, and our shareholders approved, the 1999 Stock Option and Incentive Plan (the "Plan"). Awards under the Plan are granted by the Board of Directors or by a committee composed of two members (the "Committee") of the Board of Directors. Awards issued under the Plan may include incentive stock options ("ISOs"), nonqualified stock options ("NQSs"), restricted stock, or stock appreciation rights. The Committee administers the Plan and generally has the discretion to determine the terms of an option grant, including the number of option shares, option price, term, vesting schedule, the post-termination exercise period, and whether the grant will be an ISO or NQS.

     The board of directors has approved grants of options to purchase 40,000 shares to each of our directors, 10,000 of which vest immediately and the remainder which vest in equal portions over three years.

     The maximum number of shares of common stock that may be issued under the Plan as of January 1, 2000 is 4,816,768. The Plan provides that the number of shares of common stock available for issuance thereunder shall be automatically increased on January 1 of each year to an amount equal to 20% of the fully diluted shares of stock outstanding on December 31 of the previous year, provided that the shares available for issuance shall not be less than 3,500,000.

     The Plan will remain in effect until terminated by the Board of Directors. The Plan may generally be amended by the Board of Directors without the consent of our shareholders.

     A summary of stock options granted and related information as of December 31, 1999 is presented below:

                                                              SHARES      PRICE RANGE
                                                             ---------   --------------
Outstanding at December 31, 1998...........................          0
  Granted..................................................  2,815,500   $2.00 - $14.75
  Exercised................................................          0
                                                             ---------
Outstanding at December 31, 1999...........................  2,815,500   $2.00 - $14.75
                                                             =========
Exercisable at December 31, 1999...........................    712,166   $2.00 - $14.00
                                                             =========

     The following summarizes information about the stock options outstanding as of December 31, 1999:

                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                 ----------------------------------------   --------------------------
                                   WEIGHTED-
                     NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                 OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
   RANGE OF       DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICES       1999           LIFE         PRICE          1999          PRICE
---------------  --------------   -----------   ---------   --------------   ---------
$ 2.00 - $ 3.11      830,000      9.58 years     $ 2.68        318,000        $ 2.81
     $5.00         1,021,000      9.69 years     $ 5.00        123,333        $ 5.00
$14.00 - $14.75      964,500      9.87 years     $14.12        270,833        $14.00
                   ---------                                   -------
                   2,815,500      9.72 years     $ 7.47        712,166        $ 7.45
                   =========                                   =======

                                  NETZEE, INC.

     During 1999, we issued 75,000 shares of restricted stock under the Plan. The restricted shares vest ratably over three years. The weighted average fair value of these shares at grant date was $15.00.

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to use the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income, and, if presented, earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     We have elected to account for our stock-based compensation plan under APB Opinion No. 25. We have computed, for pro forma disclosure purposes, the value of all options for shares of our common stock granted in 1999 to our employees using the Black-Scholes option pricing model prescribed in SFAS No. 123 and the following weighted-average assumptions: risk-free interest rates of 5.80 to 6.17%, expected dividend yield of 0%, expected lives of four years, and expected volatility of 69%.

     The weighted average fair value of options for the stock granted to our employees in 1999 was $11.32 per share. The total value of the options for stock granted to these employees during 1999 was computed as approximately $21.0 million, which would be amortized on a pro forma basis over the three-year vesting period of the options. If we had accounted for the Plan in accordance with SFAS No. 123, our combined net income with our predecessor for the year ended December 31, 1999 would have been as follows:

                                                            AS REPORTED     PRO FORMA
                                                            ------------   ------------
Net loss attributable to common shareholders for the year
  ended December 31, 1999.................................  $(26,954,876)  $(28,212,750)
Basic and diluted net loss per share for the year ended
  December 31, 1999.......................................  $      (2.34)  $      (2.44)

12. BASIC AND DILUTED NET LOSS PER SHARE

     Basic and diluted net loss per share have been computed in accordance with SFAS No. 128, "Earnings per Share," using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Potentially dilutive options to purchase 2,815,500 shares of common stock with a weighted average exercise price of $7.44 per share outstanding at December 31, 1999, 411,067 common shares issuable upon conversion of the preferred stock and 461,876 outstanding warrants to purchase common stock were excluded from the presentation of diluted net loss per share, as they are antidilutive due to the net loss. There were no potentially dilutive securities outstanding for the years ended December 31, 1997 and 1998.

13. EMPLOYEE BENEFITS

     In 1999, we established a defined contribution 401(k) savings plan, which covers substantially all employees, subject to certain minimum age and service requirements. Contributions to this plan are voluntary; however, we match 100% of the first 6% of an employee's contribution.

                                  NETZEE, INC.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                               PREDECESSOR                      NETZEE
                                                ------------------------------------------   ------------
                                                                                FOR THE        FOR THE
                                                                              PERIOD FROM    PERIOD FROM
                                                FOR THE YEAR   FOR THE YEAR    JANUARY 1,      MARCH 1,
                                                   ENDED          ENDED         1999 TO        1999 TO
                                                DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,   DECEMBER 31,
                                                    1997           1998           1999           1999
                                                ------------   ------------   ------------   ------------
Cash paid for interest........................       $0          $14,034         $2,971      $   740,638
Supplemental disclosure of non-cash investing
  and financing activities:
  Stock issued for acquisitions...............        0                0              0       71,557,450
  Warrants issued for the purchase of common
     stock....................................        0                0              0        4,618,760
  Stock issued for notes receivable...........        0                0              0        3,110,000
  Purchase of property and equipment with note
     payable..................................        0                0              0        1,345,000
  Stock issued as deferred compensation.......        0                0              0        1,125,000
  Stock issued in connection with marketing
     agreements, net of cash paid.............        0                0              0        1,079,096
  Capital contribution for property and
     equipment from shareholder...............        0                0              0          750,000
  Exercise of stock options for note
     receivable...............................        0                0              0           93,300

15. COMMITMENTS AND CONTINGENCIES

     We lease various equipment and facilities under operating lease agreements. Future minimum annual obligations under these leases as of December 31, 1999 are as follows:

2000........................................................  $  617,314
2001........................................................     638,283
2002........................................................     462,714
2003........................................................     173,240
2004........................................................     173,725
Thereafter..................................................     188,890
                                                              ----------
          Total.............................................  $2,254,166
                                                              ==========

     Rent expense for the years ended December 31, 1997 and 1998, the period from January 1, 1999 and February 28, 1999 and the period from March 1, 1999 to December 31, 1999 was $20,241, $53,604, $8,934 and $138,874, respectively.

LITIGATION

     We are party to various claims and legal proceedings that arise in the normal course of business. Management, on the advice of legal counsel, does not believe that a negative outcome of any known pending litigation would have a material adverse effect on us or our financial position and results of operations.

16. SUBSEQUENT EVENTS

ACQUISITION OF DIGITAL VISIONS, INC.

     On March 7, 2000, we acquired certain assets and assumed certain liabilities of Digital Visions, Inc. ("DVI"), for a purchase price of 838,475 shares of our common stock, options to purchase 70,419 shares of common stock that were received in exchange for the cancellation of options to purchase DVI common stock,

                                  NETZEE, INC.

the assumption of approximately $3,300,000 in outstanding debt, and the assumption of operating liabilities and payment of other acquisition costs of approximately $1,200,000. A portion of the shares of common stock issued in this transaction was placed in escrow for indemnification and other purposes. DVI also has the right to receive up to 628,272 additional shares of our common stock if certain revenue targets are met in fiscal years 2000 and 2001.

EXERCISE OF WARRANTS TO PURCHASE COMMON STOCK

     On March 2, 2000, warrants to purchase 461,876 shares of common stock were exercised. Proceeds from the exercise of the warrants totaled approximately $1.5 million.

PROMISSORY NOTE TO INTERCEPT

     On March 24, 2000, pending finalization of the line of credit discussed in
Note 7, we issued a promissory note to InterCept in the principal amount of approximately $7.8 million, which reflects the amount borrowed under terms consistent with the commitments as of that date. This note bears interest at a rate of prime plus 2% and is secured by substantially all of our assets. Accrued interest is payable monthly beginning May 1, 2000.