Form 10-K/A
period 1999-12-31
NETZEE INC
filed 2000-05-01
CIK 1094335

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                AMENDMENT NO. 1

                                  FORM 10-K/A
(MARK ONE)

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

     Documents incorporated by reference: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                          ----
  PART I:
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   16
  Item 3.   Legal Proceedings...........................................   17
  Item 4.   Submission of Matters to a Vote of Security Holders.........   17
  PART II:
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   17
  Item 6.   Selected Financial Data.....................................   21
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   24
  Item 7A.  Qualitative and Quantitative Disclosures Regarding Market
            Risk........................................................   40
  Item 8.   Financial Statements and Supplementary Data.................   40
  Item 9.   Disagreements on Accounting and Financial Disclosure........   40
  PART III:
  Item 10.  Directors and Executive Officers of the Registrant..........   41
  Item 11.  Executive Compensation......................................   44
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   49
  Item 13.  Certain Relationships and Related Transactions..............   50
  PART IV:
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   54

                                EXPLANATORY NOTE

     We have filed this amendment to our Form 10-K pursuant to the SEC's requirements primarily in order to include information in Part III of this Form 10-K that, pursuant to General Instruction H to the Form 10-K, has been omitted. We will not file our proxy statement by May 1, 2000, as required by General Instruction H for incorporation of Part III information into the Form 10-K from the proxy statement. All other information in this Form 10-K/A is substantially identical to that contained in the Form 10-K that we filed with the SEC on March 29, 2000.

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

     In March 2000, we expanded our strategic marketing alliances through the acquisition of DVI. We entered into relationships with 22 commercial regional banks and broker dealers, pursuant to which each bank and broker dealer agrees to use its best efforts to promote and market our Internet-based PortPro(R) services to its financial institution customers. These alliances are with a variety of banking and brokerage institutions, including First Union Securities, Inc., First Tennessee Capital Markets, J.C. Bradford & Co., Inc., Zions Bank and Dain Rauscher, Inc.

CUSTOMERS

     Our target market for our retail suite is the approximately 20,000 community financial institutions in the United States with assets of less than $10 billion each. Within this target market, we focus on (1) independent community financial institutions, including banks, savings and loan associations, thrifts, trust companies and credit unions, and (2) financial institutions that are associated with or shareholders of a bankers' bank, which in each case rely on one or more of the data processing vendors with which we have developed interfaces. We seek to expand the number of vendors with which we have interfaces.

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

COMPETITION

     The market for Internet-based banking products and services is highly competitive, and we expect that competition will intensify in the future. The market in which we operate is highly fragmented, as more than 100 on-line service outsourcing companies provide Internet-based banking products and services in the United States. We face competition from at least five major sectors:

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

     In March 2000, we issued to an officer options to purchase an aggregate of 100,000 shares of common stock at $22.125 per share. No shares of common stock have been issued pursuant to the exercise of these options. These options vest and become exercisable in two equal installments on the first and second anniversaries of the date of grant.

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

                                                                  PREDECESSOR        NETZEE, INC.
                                                              --------------------   ------------
                                                                  DECEMBER 31,       DECEMBER 31,
                                                              --------------------   ------------
                                                              1996   1997    1998        1999
                                                              ----   -----   -----   ------------
BALANCE SHEET DATA (IN THOUSANDS):
Cash........................................................  $ 13   $  28   $  14     $ 11,255
Working capital.............................................   (53)    (94)   (499)       4,798
Total assets................................................    72      88      94      143,244
Long-term debt, net of current portion......................     0       0       0       12,173
Total shareholders' (deficit) equity........................    (4)   (103)   (455)     120,380

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

 Our business and prospects will suffer if end users do not accept and use our products and services

     We derive substantially all of our revenues from products and services provided to community financial institutions, their customers and other participants in the financial services industry. Substantially all of our revenues have historically been derived from our Internet and telephone banking products and services. Our future success depends significantly upon the willingness of community financial institutions to offer technological innovations such as Internet and telephone banking and upon their customers' demand for and acceptance of these technological innovations and the willingness of these financial institutions to use our regulatory reporting and support applications. To the extent that we are unable to provide quality customer service to community financial institutions and their customers, we may experience reduced growth or a decline in our sales. If community financial institutions and their customers do not readily accept these technological innovations as reflected in our products and services, we will experience reduced demand for our products and services.

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

     Further, we have reserved a total of 4,816,768 shares of our common stock for issuance under our stock option plan. The plan provides that this amount will be automatically increased on January 1 of each year to an amount equal to 20% of the fully diluted shares of our common stock on the preceding December 31, provided, however, that the number of shares available for issuance shall not be less than 3,500,000. As of March 20, 2000, we have outstanding options to purchase a total of 3,039,919 shares of common stock under this plan. We have registered all of the shares presently issuable under this plan for sale in the public market.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information about our directors and executive officers, including their ages, as of April 17, 2000:

NAME                                        AGE                     POSITION
----                                        ----                    --------
Glenn W. Sturm............................   46    Chief Executive Officer and Director
Catherine G. Silver.......................   43    President and General Manager
C. Michael Bowers.........................   52    Chief Operating Officer
Richard S. Eiswirth.......................   31    Senior Executive Vice President, Chief
                                                   Financial Officer and Secretary
Michael E. Murphy.........................   51    Vice President and Chief Technology
                                                   Officer
John W. Collins...........................   52    Chairman of the Board of Directors
Jon R. Burke..............................   52    Director
Gayle M. Earls............................   63    Director
Joel A. Katz..............................   55    Director
Stiles A. Kellett, Jr. ...................   56    Director
Jefferson B. A. Knox, Sr..................   37    Director
Bruce P. Leonard..........................   46    Director
Joseph F. Quinlan, Jr.....................   52    Director
A. Jay Waite..............................   51    Director

     GLENN W. STURM has served as our Chief Executive Officer and a director since our inception in 1999. Since 1997, Mr. Sturm has served as a director of InterCept, which beneficially owns approximately 35% of our common stock. Since 1992, Mr. Sturm has been a partner in the law firm of Nelson Mullins Riley & Scarborough, L.L.P., where he served as Corporate Chairman until 1999 and serves as a member of the Executive Committee. From 1997 until 1999, Mr. Sturm also served as a director of WebMD, Inc. Mr. Sturm serves on the board of directors of two other public companies: Towne Services, Inc., a provider of sales and financing transactions products and services, and comstar.net, an Internet service provider.

     CATHERINE G. SILVER has served as our President and General Manager since April 2000 and as our Senior Executive Vice President and General
Manager -- Marketing and Client Services from January to April 2000. From January 1999 until November 1999, Ms. Silver was President of the Professional Division of Healtheon/WebMD Corporation. From November 1997 until December 1998, Ms. Silver was a principal at Synectics, Inc., a management consulting company. From November 1996 until November 1997, Ms. Silver was Vice President of New Business Development at Reed Elsevier, a publisher and information services company. From October 1995 to November 1996, Ms. Silver was Vice President of Sales and Marketing for Herring Communications, publisher of the technology and business magazine "The Red Herring."

     C. MICHAEL BOWERS has served as our Chief Operating Officer since August 1999 and our President from August 1999 until April 2000. Mr. Bowers served as the President and Chief Executive Officer of Dyad from its inception in 1996 until we acquired it in 1999. From March 1991 to April 1996, Mr. Bowers was the manager of management consulting for Porter Keadle Moore, LLP (formerly Evans, Porter, Bryan & Co.), a financial institution accounting and consulting firm located in Atlanta, Georgia. Prior to joining Porter Keadle Moore, Mr. Bowers served in various capacities with seven community financial institutions. Mr. Bowers has over 25 years of experience with community financial institutions.

     RICHARD S. EISWIRTH has served as our Senior Executive Vice President, Chief Financial Officer and Secretary since August 1999. Prior to joining Netzee, Mr. Eiswirth was a certified public accountant with Arthur Andersen LLP from 1991 until 1999.

     MICHAEL E. MURPHY has served as our Vice President since March 2000 and as our Chief Technology Officer since April 2000. From May 1995 until March 2000, he served as Chief Executive Officer of Digital Visions.

Mr. Murphy has over 31 years of experience in investment operations and automation, with significant experience in the direction of software and product development projects.

     JOHN W. COLLINS has served as our Chairman of the Board of Directors since inception. Mr. Collins was the co-founder of InterCept and has served as its Chairman of the Board and Chief Executive Officer since 1996. Prior to co-founding InterCept, Mr. Collins served as a director and executive officer of several of its predecessor companies and affiliates since 1986. Mr. Collins has over 26 years of experience in various aspects of electronic commerce for community financial institutions. Mr. Collins is also a director of Towne Services, Inc. and several privately held companies.

     JON R. BURKE has served as a director of Netzee since October 1999. Since 1995, Mr. Burke has served as a principal with Brown, Burke Capital Partners, Inc., a financial consulting firm for companies involved in mergers and acquisitions. Mr. Burke also serves as the general managing member of Capital Appreciation Management Company, L.L.C., the managing general partner of an Atlanta-based merchant-banking fund. From 1973 to 1995, he was employed by The Robinson-Humphrey Company, Inc., most recently serving as a Senior Vice President in the Research Department. Mr. Burke currently serves on the Board of Directors of InterCept, HealthTronics, Inc., a provider of medical treatment solutions, and United Companies Financial Corporation, a financial services holding company engaged in commercial lending.

     GAYLE M. EARLS has served as a director of Netzee since September 1999. Since 1986, Mr. Earls has served as the President, Chief Executive Officer and a director of TIB The Independent BankersBank. Mr. Earls served for the past six years as a director of the Federal Reserve Bank of Dallas.

     JOEL A. KATZ has served as a director of Netzee since September 1999. Since 1998, Mr. Katz has been a shareholder in the law firm of Greenberg Traurig, P.A. in Atlanta, Georgia, where he specializes in the practice of entertainment and sports law. From 1971 to 1998, Mr. Katz practiced law in Atlanta with Katz, Smith & Cohen.

     STILES A. KELLETT, JR. has been a director of Netzee since October 1999. Since March 1996, Mr. Kellett has been the owner and Chairman of the Board of Directors of Kellett Investment Corp., a privately-held investment firm. From 1976 to 1995, Mr. Kellett was co-owner and served as Chairman of the Board of Directors of Convalescent Services, Inc., a long-term health care company located in Atlanta, Georgia. Mr. Kellett also serves as a director of MCI WORLDCOM, Inc. and as a director of 1st Virtual, Inc., an Internet bank based in Palm Beach Gardens, Florida.

     JEFFERSON B. A. KNOX, SR. has served as a director of Netzee since April 2000. Since April 1998, Mr. Knox has been the Executive Director of The Knox Foundation, a private charitable foundation. From 1992 to 1998, Mr. Knox was the President of the Columbia County, Georgia division of Allied Bank of Georgia, which was acquired by Regions Bank of Georgia in 1997. From 1987 to 1992, Mr. Knox served as the President of The Bank of Columbia County, which at that time was a wholly-owned subsidiary of Allied Bankshares, Inc. Mr. Knox is currently a member of the Board of Directors of Regions Bank of Central Georgia in Thomson, Georgia. Mr. Knox is the son of Boone A. Knox, a director of InterCept.

     BRUCE P. LEONARD has served as a director of Netzee since September 1999. Since 1990, Mr. Leonard has served as the President, Chief Executive Officer and a director of The Bankers Bank and its affiliate, Community Financial Services, Inc. Prior to that, he was Senior Vice President-Marketing of The Bankers Bank. He has served as past Chairman of the U.S. Bankers' Banks CEO Council and as a board member of the Independent Bankers Association of America. He is currently a board member of the Georgia Bankers Association, Community Bankers Association of Georgia and Southeastern Bankcard Association.

     JOSEPH F. QUINLAN, JR. has served as a director of Netzee since April 2000. Since 1984, Mr. Quinlan has been the President and Chief Executive Officer of First National Banker's Bank, a bankers' bank located in Baton Rouge, Louisiana. Mr. Quinlan also has served as the Chairman of First National Banker's Bank since 1995. He also served from 1977 to 1984 as the President of Citizens Bank and Trust in Thibodeaux, Louisiana. Mr. Quinlan is also the past President of the Community Bankers of Louisiana and the past Chairman of the Bankers' Bank Council.

     A. JAY WAITE has served as a director of Netzee since September 1999. Mr. Waite is currently a private investor. From 1989 to 1998, Mr. Waite served as the Chairman of the Board of Reily Electrical Supply, Inc., an electrical equipment distributor.

TERMS OF DIRECTORS AND EXECUTIVE OFFICERS

     Pursuant to our articles of incorporation, the board of directors is divided into three classes, as nearly equal in number as possible, designated class I, class II and class III. Messrs. Katz, Kellett, Quinlan and Sturm currently serve as class I directors, Messrs. Burke, Knox and Waite currently serve as class II directors, and Messrs. Collins, Leonard and Earls currently serve as class III directors. At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The term of the initial class I directors terminates on the date of the 2000 annual meeting of shareholders, the term of the class II directors terminates on the date of the 2001 annual meeting of shareholders, and the term of the class III directors terminates on the date of the 2002 annual meeting of shareholders, and in each case upon the election and qualification of their successors. However, because Mr. Burke was elected by the board of directors to fill a newly created directorship, his term will, in addition to the terms of the class I directors, expire on the date of the 2000 annual meeting of shareholders.

     Under agreements with each of The Bankers Bank and TIB, we agreed to cause Bruce P. Leonard, President and Chief Executive Officer of The Bankers Bank, and Gayle M. Earls, President and Chief Executive Officer of TIB, to be elected as class III directors, whose terms will expire on the date of the 2002 annual meeting.

     Under the terms of the Line of Credit Agreement by and between Netzee and Kellett Partners, L.P., we agreed to cause a representative of Kellett Partners to be elected to the board of directors. Stiles A. Kellett, Jr. has been designated by Kellett Partners as its representative to serve on our board of directors and was elected to the board of directors on October 19, 1999. Although this agreement was terminated on December 15, 1999, Mr. Kellett remains as a member of our board of directors.

     We have entered into two-year employment agreements with each of Messrs. Sturm, Bowers, Eiswirth and Murphy.

COMMITTEES OF THE BOARD OF DIRECTORS

     The board of directors has established an audit committee and a compensation committee. The audit committee consists of Messrs. Leonard and Waite, and the compensation committee consists of Messrs. Katz and Waite.

     The audit committee reviews the scope and timing of our audit services and any other services our independent auditors are asked to perform, the auditor's report on our financial statements following completion of their audit and their policies and procedures with respect to internal accounting and financial control. In addition, the audit committee will make annual recommendations to the board of directors of the appointment of independent auditors for the following year.

     In connection with recent amendments to the rules of the Nasdaq National Market, we are now required to establish an audit committee that is generally comprised of at least three independent directors, one of whom must be sophisticated in finance or accounting. We intend to cause our audit committee to comply with these rule changes as soon as practicable.

     The compensation committee reviews and evaluates the compensation and benefits of all our officers, reviews general policy matters relating to compensation and benefits of our employees and makes recommendations concerning these matters to the board of directors. The compensation committee also administers our 1999 Stock Option and Incentive Plan.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any person who beneficially owns more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. These persons are required by the SEC's regulations to furnish us with copies of all section 16(a) forms they file.

     Based solely upon on a review of copies of section 16(a) filings we received during or with respect to fiscal 1999 and certain written representations of our officers and directors with respect to the filing of annual reports of changes in beneficial ownership on Form 5, we believe that each filing required to be made pursuant to section 16(a) of the Exchange Act during fiscal 1999 and for prior fiscal years has been filed in a timely manner with the exception of the following:

     - Richard S. Eiswirth, our Senior Executive Vice President, Chief Financial Officer and Secretary, did not file a Form 4 during fiscal 1999 to report a grant of options to him on November 9, 1999 pursuant to the Netzee, Inc. 1999 Stock Option and Incentive Plan. Mr. Eiswirth filed this Form 4 with the SEC on April 27, 2000.

     - C. Michael Bowers, our Chief Operating Officer, did not file a Form 4 during fiscal 1999 to report a grant of options to him on November 9, 1999 under the plan. Mr. Bowers filed this Form 4 with the SEC on April 27, 2000.

     - Each of Messrs. Eiswirth and Bowers did not file a Form 5 for the 1999 fiscal year with respect to each of the transactions above that were not timely filed on Form 4.

     - A. Jay Waite, one of our directors, did not file a Form 4 in fiscal 1999 with respect to the acquisition of 10,000 shares of common stock by Waite Family Fund Ltd. on November 9, 1999. This transaction was reported on Mr. Waite's Form 5 for the 1999 fiscal year.

     - Bruce P. Leonard, one of our directors, did not file a Form 4 with respect to the acquisition of 875 shares of common stock on November 16, 1999. This transaction was reported on Mr. Leonard's Form 5 for the 1999 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth as of December 31, 1999, all compensation paid during our last fiscal year to our Chief Executive Officer. No other executive officer earned more than $100,000 in total salary and bonus during the last fiscal year. Because none of our executive officers were employed by Netzee or any of its predecessors prior to July 1999, we have omitted information in this table for fiscal years 1997 and 1998. Pursuant to the rules of the SEC, the compensation described in this table does not include the value of medical insurance, group life insurance or other benefits received by the named executive officer that are available generally to all salaried employees.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                                                 -------------------------
                                                                                          AWARDS
                                                                                 -------------------------
                                                     ANNUAL COMPENSATION         RESTRICTED    SECURITIES
                                                ------------------------------     STOCK       UNDERLYING
                                       FISCAL                     OTHER ANNUAL     AWARDS     OPTIONS/SARS    ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR    SALARY   BONUS    COMPENSATION      ($)           (#)        COMPENSATION
---------------------------            ------   ------   -----    ------------   ----------   ------------   ------------
Glenn W. Sturm
  Chief Executive Officer............   1999      $1(1)  $-0-(1)      $-0-           -0-        310,000          $-0-

---------------
(1) In 1999, Mr. Sturm waived the receipt of all salary and bonus owed to him by Netzee, except for $1.

     All of our executive officers joined us in 1999, except for Ms. Silver, who joined us in January 2000 and Mr. Murphy, who joined us in March 2000. We entered into employment agreements with Messrs. Sturm, Bowers and Eiswirth on September 1, 1999, except that we amended our employment agreement with Mr. Eiswirth on March 1, 2000. The employment agreements with these executive officers provide for minimum annual salaries as follows: Mr. Sturm, $250,000; Mr. Bowers, $200,000; and Mr. Eiswirth, $140,000. However, Mr. Sturm has elected to waive all of his salary and bonus for fiscal year 1999 and for the first quarter of fiscal year 2000. In addition, each of these employment agreements provide, among other things:

     - for a term of two years, subject to extension by us for an additional two years;

     - for incentive compensation based upon achievement of targeted levels of performance and other criteria that may be established by the board of directors from time to time;

     - that the executive is eligible to participate in all of our management incentive programs, and in our stock, retirement and similar plans, that we will pay for the executive's club dues and that we will provide him with an automobile allowance, permit him to use our assets free of charge and provide him with other benefits;

     - for termination upon death or disability or for cause;

     - that the executive may terminate the agreement following a change in control of Netzee;

     - that, if the agreement is terminated by us without cause or by the executive after our breach or after a change in control:

        - the executive will receive as a lump sum accrued compensation and bonus, and his annual base salary, bonus and certain benefits for the remainder of the term of the agreement (or if the remainder of the term is less than one year, his salary for one year), and, with respect to Mr. Sturm only, we must continue his insurance benefits until he reaches age 65 unless he obtains these benefits from a subsequent employer or Medicare; and

        - options and other stock awards held by the executive vest and become immediately exercisable;

     - the executive shall have piggyback registration rights to have his shares included in any registered offering we complete, subject to various limitations and conditions;

     - the executive shall be permitted to participate in venture capital and other investments whether or not we participate in the particular investment; and

     - if the executive is required to pay Federal excise taxes by reason of a golden parachute payment, we will reimburse him for those excise taxes.

     Mr. Sturm's employment agreement permits him to remain a partner at Nelson Mullins Riley & Scarborough, L.L.P., provided that his work for that firm and any other organization of which he is an officer or director does not materially interfere with his duties as our Chief Executive Officer and is not materially adverse to our interests. He is entitled to keep all compensation paid to him by that firm. In the event that in any instance his work for Nelson Mullins or any other organization shall be adverse to our interests, Mr. Sturm will immediately withdraw from any involvement or participation in that work. Further, under Mr. Sturm's arrangement with Nelson Mullins, Mr. Sturm is prohibited from receiving any benefit, financial or otherwise, from any work that Nelson Mullins may do for us. Additionally, Mr. Sturm's employment agreement gives him demand registration rights if he is terminated for any reason other than for cause and if, at the time of termination, he owns options that have not been subject to registration on a Form S-8 or otherwise.

     On February 28, 2000, we entered into a two-year employment agreement with Mr. Murphy that provides him with a base salary of $185,000 per year. We also granted Mr. Murphy an incentive stock option under our 1999 Stock Option and Incentive Plan to purchase up to 100,000 shares of our common stock. This option has an exercise price of $22.125 per share. One-half of the option will vest after 12 months of employment and the remaining one-half of the option will vest after 24 months of employment, except that the option shall vest immediately upon a transfer of control of Netzee. If the employment agreement is terminated by us without cause, Mr. Murphy will receive payment of his base salary for the greater of 12 months or the remainder of the term. The agreement also prohibits Mr. Murphy from competing with us or soliciting our customers, employees or consultants, during the term of the agreement and for a period up to 18 months after it expires, as we may in our discretion determine. However, if we extend the period of time during which Mr. Murphy must refrain from soliciting our customers or competing with us, we must pay him the amount of his last monthly salary during each month that these restrictions are extended.

     We have also entered into agreements with other employees who are not executive officers.

COMPENSATION OF DIRECTORS

     Neither employee nor non-employee directors receive cash compensation for services performed in their capacity as directors. We reimburse each director for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any of its committees. In addition, directors are eligible to receive grants of awards under our 1999 Stock Option and Incentive Plan. We have granted to each of our directors a one-time option to purchase 40,000 shares of common stock, 10,000 of which vest immediately and the remainder of which vest in equal portions over three years.

STOCK OPTIONS

     The following table sets forth information regarding grants of stock options in fiscal 1999 to our chief executive officer, the only executive officer named in the summary compensation table.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                            INDIVIDUAL GRANTS
                            ---------------------------------------------------------------------------------
                             NUMBER OF
                             SECURITIES    PERCENT OF TOTAL                  FAIR MARKET
                             UNDERLYING      OPTIONS/SARS      PER SHARE        VALUE
                            OPTIONS/SARS       GRANTED        EXERCISE OR    OF STOCK ON
                              GRANTED        TO EMPLOYEES     BASE PRICE    DATE OF GRANT      EXPIRATION
NAME                            (#)         IN FISCAL YEAR      ($/SH)         ($/SH)             DATE
----                        ------------   ----------------   -----------   -------------   -----------------
Glenn W. Sturm............    170,000(2)         6.0%           $ 2.00         $ 2.00       July 1, 2009
                               40,000(3)         1.4%           $ 5.00         $11.50(1)    September 7, 2009
                              100,000(4)         3.5%           $14.00         $14.00       October 19, 2009


                            POTENTIAL REALIZABLE VALUE AT
                            ASSUMED ANNUAL RATES OF STOCK
                            PRICE APPRECIATION FOR OPTION
                                         TERM
                            ------------------------------
NAME                         0%(1)        5%        10%
----                        --------   --------   --------
Glenn W. Sturm............  $     --   $ 26,373   $ 80,170
                            $260,000   $295,681   $368,466
                            $     --   $108,593   $330,113

---------------
(1) For accounting purposes only, the fair market value of our common stock as of September 7, 1999, as derived from our consolidated financial statements, was assumed to be $11.50 per share.
(2) The shares subject to this option vest as follows: 85,000 shares were vested as of November 15, 1999, the date we completed our initial public offering, and the remaining 85,000 shares will vest in three equal installments over three years.
(3) The shares subject to this option vest as follows: 10,000 shares were vested as of September 7, 1999, the date of grant, and the remaining 30,000 shares will vest in three equal installments over three years.
(4) The shares subject to this option vested in full on November 15, 1999, the date we completed our initial public offering.

EXERCISE OF OPTIONS AND YEAR-END VALUES

     No options were exercised in fiscal 1999 by the named executive officer. The following table sets forth information concerning the value at December 31, 1999 of unexercised options owned by the executive officer named in the summary compensation table.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                         NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                           UNEXERCISED OPTIONS/SARS AT     IN-THE-MONEY OPTIONS/SARS AT
                                               FISCAL YEAR-END (#)            FISCAL YEAR-END ($)(1)
                                         -------------------------------   -----------------------------
NAME                                      EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                     -------------   ---------------   ------------   --------------
Glenn W. Sturm.........................     195,000          115,000        $1,621,875      $1,591,875

---------------
(1) Based upon a per share price of $16.625, the closing price of a share of our common stock on December 31, 1999, as reported by the Nasdaq National Market.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our compensation committee is currently comprised of Messrs. Katz and Waite. Until our compensation committee was established on September 10, 1999, our board of directors, acting as a whole, determined executive compensation. Glenn W. Sturm, our Chief Executive Officer, is a member of our board of directors and, as such, participated in board deliberations concerning executive officer compensation.

     Mr. Sturm is a partner of Nelson Mullins Riley & Scarborough, L.L.P. This firm provided legal services to Netzee and its predecessor, Direct Access Interactive, in 1999, in the aggregate amount of $98,000.

NETZEE, INC. 1999 STOCK OPTION AND INCENTIVE PLAN

     Effective August 5, 1999, our board of directors and shareholders approved the Netzee, Inc. 1999 Stock Option and Incentive Plan. Under this plan, we may grant to eligible persons, including our employees, directors, consultants and advisors, incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights. We believe that this plan is an important part of our overall compensation program. The plan supports our ongoing efforts to attract and retain talented employees and directors and gives us the ability to provide employees with incentives that are directly linked to our financial results and increases in shareholder value. In addition, we may grant options outside of the plan.

     Eligibility. The compensation committee of the board of directors shall determine the persons eligible to receive awards under the plan. These persons may include, without limitation, our employees, directors, key consultants or advisors.

     Administration. The compensation committee administers the plan, except that with respect to options or awards granted to our officers, directors or more than 10% shareholders, the full board of directors or a committee comprised solely of two or more non-employee directors (if the compensation committee is not so comprised) is responsible for granting awards. The compensation committee will determine the terms of any awards granted under the plan, within limitations specified in the plan.

     Shares Reserved. The maximum number of shares of common stock that currently may be subject to outstanding awards, determined immediately after the grant of any award, is 4,816,768 shares, subject to adjustments for stock splits, dividends and other dilution events. The plan provides that the number of shares of common stock available for issuance under the plan shall be increased on the first day of each calendar year so that the maximum number of shares available for the issuance of awards is equal to 20% of the number of shares of common stock outstanding on the preceding trading day, as determined on a fully-diluted basis, but in no case will the number of shares be less than 3,500,000.

     The shares of common stock subject to any award that terminates, expires or is cashed out without payment being made in the form of common stock will again be available for distribution under the plan.

     We have granted options to purchase an aggregate of 2,102,549 shares of common stock to our executive officers and directors, at per share exercise prices ranging from $2.00 to $22.125. As of April 17, 2000, the following executive officers and directors have received grants of options to purchase the specified amount of shares of common stock:

                                                              AMOUNT OF SHARES
                                                                 UNDERLYING
EXECUTIVE OFFICER OR DIRECTOR                                 OPTIONS GRANTED
-----------------------------                                 ----------------
Glenn W. Sturm..............................................       410,000
Richard S. Eiswirth.........................................       350,000
C. Michael Bowers...........................................       300,000
John W. Collins.............................................       215,000
Michael E. Murphy...........................................       202,549
Catherine G. Silver.........................................       175,000
Bruce P. Leonard............................................        85,000
Jon R. Burke................................................        80,000
Gayle M. Earls..............................................        45,000
Donny R. Jackson(1).........................................        40,000
Joel A. Katz................................................        40,000
Stiles A. Kellett, Jr.......................................        40,000
Jefferson B. A. Knox, Sr....................................        40,000
Joseph F. Quinlan, Jr.......................................        40,000
A. Jay Waite................................................        40,000

---------------

(1) Mr. Jackson resigned as a member of the board of directors on April 17, 2000.

     All options that we have granted to our executive officers and directors vest in equal installments over a three-year period from the date of grant except:

     - 50,000 shares subject to Mr. Eiswirth's options were immediately exercisable when granted, of which options to purchase 30,000 shares were exercised by Mr. Eiswirth;

     - 2,549 shares subject to Mr. Murphy's options were immediately exercisable on March 7, 2000, and 50,000 shares subject to Mr. Murphy's options will become exercisable on each of February 28, 2001, April 17, 2001, February 28, 2002 and April 17, 2002;

     - 100,000 shares subject to an option held by Mr. Sturm will become exercisable in 12 equal monthly installments beginning on May 17, 2000;

     - 100,000 shares subject to an option held by Ms. Silver and 50,000 shares subject to an option held by Mr. Eiswirth will each become exercisable in 36 equal monthly installments beginning on May 17, 2000;

     - 10,000 shares subject to an option held by each of Messrs. Burke, Collins, Earls, Jackson, Katz, Kellett, Knox, Leonard, Quinlan, Sturm and Waite are currently vested; and

     - 185,000 shares subject to Mr. Sturm's options, 175,000 shares subject to Mr. Bowers' option and 150,000 of the remaining 250,000 shares subject to Mr. Eiswirth's options, vested on November 15, 1999, the date we completed our initial public offering.

     In addition, options to purchase 1,603,570 shares of common stock have been granted to other employees and consultants of Netzee as of April 17, 2000, of which options to purchase 500 shares have been exercised and options to purchase 7,500 shares have been cancelled.

     The board of directors has approved a one-time grant of options to purchase 40,000 shares to each director as of the date the director is first elected to the board of directors, one-fourth of which vests immediately and the remainder of which vests in equal portions over the three anniversaries of the date of grant.

     Stock-Based Awards. The plan permits us to grant incentive stock options, which qualify for special tax treatment, and non-qualified stock options, as well as restricted stock awards and stock appreciation rights. The exercise price for incentive stock options cannot be less than the fair market value of common stock on the date of grant, as determined under the plan, or, with respect to a shareholder owning more than 10% of the total combined voting power of all classes of our stock, not less than 110% of the fair market value of the common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, or five years if granted to a shareholder owning more than 10% of the total combined voting power of all classes of stock. The number of shares subject to options granted to a person in a year may not exceed 1,000,000. The plan permits the compensation committee to cancel an option upon exercise by the holder and pay the holder, in cash or common stock, the difference between the fair market value of the shares covered by the option and the exercise price.

     Under the plan, we may also award shares of restricted common stock. Each award agreement will set forth conditions that must be satisfied before the restricted stock vests and becomes transferable. Restricted stock awards may be forfeited if, for example, the recipient's employment terminates before the award vests. Except as specified at the time of grant, holders of restricted stock will have voting rights and the right to receive dividends on their restricted stock. On November 15, 1999, an award of 75,000 shares of restricted stock was granted to Ms. Silver. This award will vest in three equal installments on November 15, 2000, 2001 and 2002, if Ms. Silver continues to be employed by us on each vesting date. As of April 17, 2000, this award was the only award of restricted stock that we have granted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of our common stock as of April 17, 2000 by:

     - each of our directors;

     - each shareholder known by us to be the beneficial owner of more than 5% of our common stock; and

     - all of our executive officers and directors as a group.

     As of April 17, 2000, we had 21,705,083 shares of common stock issued and outstanding.

     A person is deemed to be a beneficial owner of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose of or to direct the disposition of a security. For purposes of this table, a person or group of persons also is deemed to have beneficial ownership of any shares that the person or group has the right to acquire within 60 days after April 17, 2000. Except as otherwise indicated, and subject to applicable community property laws, the persons named below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner below is 6190 Powers Ferry Road, Suite 400, Atlanta, Georgia 30339.

                                                              NUMBER OF    PERCENTAGE BENEFICIALLY
NAME OF BENEFICIAL OWNER                                       SHARES               OWNED
------------------------                                      ---------    -----------------------
The InterCept Group, Inc.(1)................................  7,557,673             34.8%
  3150 Holcomb Bridge Road, Suite 200
  Norcross GA 30071

Community Financial Services, Inc.(2).......................  1,361,000              6.3%
  2410 Paces Ferry Road
  600 Paces Summit
  Atlanta, GA 30339-4098

Glenn W. Sturm(3)(4)........................................    931,556              4.3%

John W. Collins(3)(5)(6)....................................    757,594              3.5%

Jon R. Burke(3)(6)..........................................     10,000                *

                                                              NUMBER OF    PERCENTAGE BENEFICIALLY
NAME OF BENEFICIAL OWNER                                       SHARES               OWNED
------------------------                                      ---------    -----------------------
Gayle M. Earls(6)(7)........................................     10,000                *

Joel A. Katz(6).............................................     10,000                *

Stiles A. Kellett, Jr.(6)(8)................................    511,000              2.4%

Jefferson B. A. Knox, Sr.(6)................................     10,000                *

Bruce P. Leonard(6)(9)......................................     10,000                *

Joseph F. Quinlan, Jr.(6)(10)...............................     10,000                *

A. Jay Waite(6)(11).........................................     20,000                *

All directors and executive officers as a group
  (14 persons)(12)..........................................  2,892,104             12.9%

---------------
  *  Less than 1% of our outstanding common stock.
 (1) Includes 767 shares of common stock held by First Union National Bank, as escrow agent. All 7,557,673 shares of common stock beneficially owned by InterCept have been pledged by InterCept as collateral to a lender to secure debt for money borrowed.
 (2) Community Financial Services, Inc. is the ultimate parent of The Bankers Bank.
 (3) Excludes 7,557,673 shares of common stock held by InterCept as to which Mr. Burke, Mr. Sturm and Mr. Collins, directors of InterCept, each disclaim beneficial ownership.
 (4) Includes 8,989 shares of common stock held by First Union, as escrow agent, and 211,667 shares of common stock underlying options that are exercisable within 60 days of April 17, 2000.
 (5) Includes 10,366 shares of common stock held by First Union, as escrow agent, and 118,932 shares of common stock held indirectly through FDS, LLC, in which Mr. Collins owns a 60% membership interest.
 (6) Includes 10,000 shares of common stock underlying options that are immediately exercisable.
 (7) Excludes 969,792 shares of common stock held by Independent Bankers Financial Corporation, the ultimate parent of TIB, as to which Mr. Earls, as President and Chief Executive Officer of Independent Bankers Financial Corporation, disclaims beneficial ownership.
 (8) Includes 493,000 shares of common stock held by Kellett Partners, L.P. and 1,000 shares of common stock held by Mr. Kellett's wife, as to which Mr. Kellett disclaims beneficial ownership.
 (9) Excludes 1,361,000 shares of common stock held by Community Financial Services, as to which Mr. Leonard, as President and Chief Executive Officer of Community Financial Services, disclaims beneficial ownership.
(10) Excludes 2,000 shares of common stock held by First National Banker's Bank, as to which Mr. Quinlan, as Chairman, President and Chief Executive Officer of First National Banker's Bank, disclaims beneficial ownership.
(11) Includes 10,000 shares of common stock held by Waite Family Fund Ltd., a limited partnership in which Mr. Waite is the sole general partner. Mr. Waite disclaims beneficial ownership of all shares of common stock held by Waite Family Fund.
(12) Includes a total of 657,550 shares of common stock underlying options that are exercisable within 60 days of April 17, 2000.

     John W. Collins is the Chief Executive Officer, the Chairman of the Board of Directors and a shareholder of InterCept, as well as the Chairman of the Board of Directors of Netzee. Glenn W. Sturm is a director and shareholder of InterCept, as well as the Chief Executive Officer and a director of Netzee. Bruce P. Leonard is the President and Chief Executive Officer of The Bankers Bank and a director of Netzee. Jon R. Burke is one of our directors and also a director of InterCept.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We believe that all of the following transactions were made on terms no less favorable to us than could have been obtained from unaffiliated third parties on an arm's length basis. All transactions with our shareholders, officers and directors or their affiliates, if any, are subject to the approval of a majority of the independent and disinterested outside directors and are conducted on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm's length basis.

ACQUISITIONS

     Between August 1999 and March 2000, we acquired in separate transactions Dyad, Digital Visions, the remote banking operations of SBS and the Internet banking divisions of TIB and The Bankers Bank. See "Item
1. Business -- Formation of Netzee." In these transactions, some of the persons who were previously officers, directors or shareholders of the acquired companies became executive officers or directors of Netzee or beneficial owners of more than 5% of our common stock. The following table summarizes the total number of shares of common stock that we issued to these interested persons in those acquisitions. All of these shares were issued at a price of $10.50 per share, except for the shares issued to Digital Visions, which were issued at a price of $22.125 per share. Of the shares shown for each person below with respect to the Dyad, SBS and Digital Visions acquisitions, 10% were placed in escrow for one year from the date of acquisition for indemnification purposes.

ACQUISITION                        NAME OF RELATED PARTY                   NUMBER OF SHARES ISSUED
-----------                        ---------------------                   -----------------------
Dyad                 Glenn W. Sturm....................................              89,889
                     C. Michael Bowers.................................              69,057
                     John W. Collins(1)................................             103,662
                     Donny R. Jackson(1)(2)............................              23,019
                     FDS, LLC(1).......................................             118,932
Remote banking
operations of SBS    David W. Brasfield(2)(3)..........................             866,666
                     Michael Vaughn(3).................................             866,666
                     Robert D. Kirk(3).................................             866,666
Internet banking
division of TIB      TIB(3)............................................           1,361,000
Internet banking
division of The
Bankers Bank         The Bankers Bank..................................           1,361,000
Digital Visions      Michael E. Murphy.................................              82,014(4)

---------------
 (1) Mr. Collins beneficially owns 60% of the membership interests in FDS and Mr. Jackson beneficially owns 20% of the membership interests in FDS.
 (2) This person is no longer an executive officer or director of Netzee.
 (3) This person or entity no longer beneficially owns more than 5% of our common stock.
 (4) Does not include (a) any shares that may be issued to Digital Visions pursuant to the attainment of revenue targets in fiscal years 2000 and 2001 or (b) options to purchase 102,549 shares of common stock that we granted to Mr. Murphy in connection with our acquisition of Digital Visions.

RELATIONSHIP WITH INTERCEPT

     InterCept currently owns approximately 35% of our common stock. Our Chairman of the Board of Directors, John W. Collins, is the Chairman and Chief Executive Officer of InterCept, and Donny R. Jackson, who, until April 2000, was one of our directors, is the President, Chief Operating Officer and a director of InterCept. In addition, our Chief Executive Officer, Glenn W. Sturm, is also a director of InterCept and Jon R. Burke is one of our directors and also a director of InterCept. Boone A. Knox, the father of Jefferson B. A. Knox, Sr., one of our directors, is a director of InterCept.

  Marketing Agreement

     We have entered into a marketing arrangement with InterCept under which our salespersons will sell InterCept's products and services and InterCept salespersons will sell our products and services. Under this arrangement, we pay a commission to InterCept for each sale of our products and services made by InterCept salespersons and for each referral to our sales force that results in a sale. InterCept correspondingly pays us for sales and referrals by our salespersons.

  Sale of SBS Non-Remote Banking Operations

     In August 1999, Direct Access Interactive, our predecessor, purchased SBS for 2.6 million shares of its common stock and $16.6 million in cash. Additionally, Direct Access Interactive repaid approximately $4.9 million of SBS debt. In August 1999, while Direct Access Interactive was a majority-owned subsidiary of InterCept, Direct Access Interactive sold all of the assets it acquired from SBS, other than SBS's Internet and telephone banking assets, to InterCept for 450,000 shares of Direct Access Interactive's common stock, which InterCept previously had owned.

  Leases

     We lease our sales, marketing and administrative offices in Birmingham, Alabama from DMB, LLC, which is principally owned by David W. Brasfield, who until March 2000 was our Senior Executive Vice President -- Sales and Marketing. During fiscal 1999, we paid DMB a monthly rent of $20,000. We currently sublease a portion of this property to InterCept. We received $65,000 in rent from InterCept in fiscal 1999 under this sublease.

     InterCept currently leases the property that includes our data center in Birmingham, Alabama from DMB, LLC at a monthly rent of $8,500. We currently sublease a portion of this facility from InterCept. We paid $14,875 in rent to InterCept in fiscal 1999 under this sublease.

  Promissory Notes

     In August and September 1999, we and our predecessor, Direct Access Interactive, issued promissory notes payable to InterCept in the aggregate amount of $28.9 million. These notes matured on November 15, 1999, the closing date of our initial public offering, and were repaid in full with the proceeds of that offering. These notes had been secured by all of our assets.

     In conjunction with the acquisition of DPSC, we received a commitment for a $15 million line of credit from InterCept. Borrowings on the line of credit will bear interest at prime plus 2%. As of December 31, 1999, we have borrowed approximately $11.0 million from InterCept on terms consistent with this commitment. After December 31, 1999, we repaid a portion of these borrowings with cash on hand. On March 24, 2000, pending the finalization of the line of credit, we issued a promissory note to InterCept in the principal amount of approximately $7.8 million, which reflects the amount borrowed under terms consistent with the commitment as of that date. This note bears interest at a rate of prime plus 2% and is secured by substantially all of our assets. Accrued interest under this note is payable monthly. The borrowings under the note are being used to fund working capital requirements.

     During 1999, we incurred approximately $677,000 of interest expense associated with our borrowings from InterCept.

RELATIONSHIP WITH TIB, THE BANKERS BANK AND FIRST NATIONAL BANKER'S BANK

     In March 2000, we entered into a master agreement with each of TIB and The Bankers Bank to allow these bankers' banks to utilize our Internet-based, bank-to-bank cash management system with their financial institution customers. This system allows customers of the bankers' banks to communicate electronically with the bankers' banks and to perform a given set of electronic banking and cash management transactions.

     In connection with the master agreements, each bankers' bank will pay us for the implementation, training, maintenance and support of the system for its financial institution customers during an initial one-year term. In connection with the master agreements, each of the bankers' banks has also signed a one-year agreement that takes effect in March 2001 for the continued maintenance and support of the system. The maintenance and support agreement may be renewed by each bankers' bank, in its sole discretion, for additional one-year terms.

     In connection with our purchase of the Internet banking division of each of TIB and The Bankers Bank in September 1999, we agreed to cause Bruce P. Leonard, President and Chief Executive Officer of The Bankers Bank, and Gayle M. Earls, President and Chief Executive Officer of TIB, to be elected as class III directors, with terms expiring in 2002. In addition, we also entered into strategic marketing agreements with each of these bankers' banks. See "Item
1.  Business -- Sales and Marketing -- Strategic Marketing Alliances."

     In 1999, we leased our former headquarters in Atlanta, Georgia from The Bankers Bank, which at the time beneficially owned more then 5% of our common stock. We terminated this lease on February 15, 2000. We paid a total of $32,400 to The Bankers Bank in 1999 under this lease.

     In January 2000, we entered into a strategic marketing agreement with First National Banker's Bank. See "Item 1. Business -- Sales and
Marketing -- Strategic Marketing Alliances." Joseph F. Quinlan, Jr., the Chairman, President and Chief Executive Officer of First National Banker's Bank, was appointed as a director of Netzee in April 2000.

DIRECTOR AND OFFICER LOANS

     On July 1, 1999, Messrs. Collins, Sturm and Jackson entered into substantially similar full-recourse promissory notes with Direct Access Interactive as lender. These notes were given as consideration for the issuance of shares of common stock to these individuals. Mr. Collins borrowed $1.1 million, Mr. Sturm borrowed $1.3 million and Mr. Jackson borrowed $400,000. Each of these notes bears interest at 7% per year, and interest must be paid on each June 30 and December 31 until the note is paid in full. These notes mature on June 30, 2002. Mr. Jackson resigned as a director of Netzee in April 2000.

     On August 5, 1999, Mr. Eiswirth borrowed $93,300 from Direct Access Interactive and signed a full-recourse promissory note evidencing this loan. He borrowed this money to exercise an option to purchase 30,000 shares of Direct Access Interactive common stock. This loan bears interest at a rate of 7% per year. Interest is payable on each June 30 and December 31 until the note is paid in full. This note matures on August 4, 2002.

LINE OF CREDIT AGREEMENT AND WARRANT

     On October 18, 1999, we entered into a Line of Credit Agreement with Kellett Partners, L.P. Stiles A. Kellett, Jr., who became a director of Netzee as a result of this transaction, is an affiliate of Kellett Partners. Pursuant to this agreement, Kellett Partners agreed to loan up to $3.0 million to Netzee on a revolving basis at an interest rate equal to the prime rate. We terminated this line of credit on December 15, 1999.

     In connection with the line of credit, we issued to Kellett Partners a warrant to purchase up to 461,876 shares of our common stock at an exercise price of $3.25 per share. On March 2, 2000, the holders of these warrants exercised the warrants in full.

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

     (3) Exhibits

 EXHIBIT
   NO.                        DESCRIPTION OF EXHIBITS
---------                     -----------------------
 2.1*       Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.
 2.2*       Agreement and Plan of Merger, dated September 3, 1999, by
            and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.
 2.3*       Asset Contribution Agreement, dated September 3, 1999, by
            and among The InterCept Group, Inc., Netzee, Inc. and The
            Bankers Bank.
 2.4*       Asset Contribution Agreement, dated September 3, 1999, by
            and among The InterCept Group, Inc., Netzee, Inc. and TIB
            The Independent BankersBank.
 2.5*       Acquisition Agreement, dated September 3, 1999, by and among
            Netzee, Inc., Call Me Bill, LLC and each of the members of
            Call Me Bill, LLC.
 2.6*       Asset Transfer Agreement, dated August 6, 1999, by and
            between The InterCept Group, Inc. and Direct Access
            Interactive, Inc.
 2.7*       Agreement and Plan of Merger, dated September 3, 1999, by
            and between Netzee, Inc. and Direct Access Interactive, Inc.
 2.8**      Asset Purchase Agreement, dated December 15, 1999, by and
            among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.

 EXHIBIT
   NO.                        DESCRIPTION OF EXHIBITS
---------                     -----------------------
 2.9***     Asset Purchase Agreement, dated February 28, 2000, by and
            among Netzee, Inc., Digital Visions, Inc. and certain
            shareholders of Digital Visions, Inc.
 3.1**      Amended Articles of Incorporation of Netzee, Inc., as
            amended to date.
 3.2        Amended and Restated Bylaws of Netzee, Inc., as amended.
 4.1*       Form of Netzee, Inc. common stock certificate.
 4.2**      Form of Netzee, Inc. Series A 8% Convertible Preferred Stock
            certificate.
 4.3*       Registration Rights Agreement, dated August 6, 1999, by and among Netzee, Inc. (as successor to Direct Access
            Interactive, Inc.) and each of the former shareholders of
            SBS Corporation.
 4.4*       Registration Rights Agreement, dated September 3, 1999, by and among Netzee, Inc., The Bankers Bank and TIB The
            Independent BankersBank.
 4.5*       Registration Rights Agreement, dated August 31, 1999, by and among Netzee, Inc. and each of the former shareholders of
            Dyad Corporation.
 4.6*       Agreement, dated September 3, 1999, by and between Netzee,
            Inc. and Sirrom Investments, Inc., regarding registration
            rights of Sirrom.
 4.7*       Registration Rights Agreement, dated October 18, 1999, by
            and between Netzee, Inc. and Kellett Partners, L.P.
 4.8*       Warrant, dated October 18, 1999, issued to Kellett Partners,
            L.P.
 4.9**      Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.
 4.10***    Registration Rights Agreement, dated March 7, 2000, by and between Netzee, Inc. and Digital Visions, Inc.
10.1*       Netzee, Inc. 1999 Stock Option and Incentive Plan.
10.2*       Option Agreement, dated July 1, 1999, by and between Netzee,
            Inc. (as successor to Direct Access Interactive, Inc.) and
            Glenn W. Sturm.
10.3*       Option Agreement, dated July 1, 1999, by and between Netzee,
            Inc. (as successor to Direct Access Interactive, Inc.) and
            John W. Collins.
10.4*       Option Agreement, dated August 5, 1999, by and between
            Netzee, Inc. (as successor to Direct Access Interactive,
            Inc.) and Richard S. Eiswirth.
10.5*       Employment Agreement, dated September 1, 1999, by and
            between Netzee, Inc. and Glenn W. Sturm.
10.6*       Employment Agreement, dated September 1, 1999, by and
            between Netzee, Inc. and C. Michael Bowers.
10.7****    Employment Agreement, dated March 1, 2000, by and between
            Netzee, Inc. and Richard S. Eiswirth.
10.8*       Form of Indemnification Agreement to be entered into between
            Netzee, Inc. and each of its executive officers and
            directors.
10.9*       Promissory Note, dated August 6, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the
            principal amount of $21,534,625.
10.10*      Promissory Note, dated September 1, 1999, from Netzee, Inc.
            as maker to The InterCept Group, Inc. as payee, in the
            principal amount of $4,399,639.22.
10.11*      Promissory Note, dated September 1, 1999, from Netzee, Inc.
            as maker, to The InterCept Group, Inc. as payee, in the
            principal amount of $2,882,200.

 EXHIBIT
   NO.                        DESCRIPTION OF EXHIBITS
---------                     -----------------------
10.12*      Promissory Note, dated September 1, 1999, from John W.
            Collins as maker, to Netzee, Inc. (as successor to Direct
            Access Interactive, Inc.).
10.13*      Promissory Note, dated September 1, 1999, from Glenn W.
            Sturm as maker, to Netzee, Inc. (as successor to Direct
            Access Interactive, Inc.).
10.14*      Promissory Note, dated September 1, 1999, from Donny R.
            Jackson as maker, to Netzee, Inc. (as successor to Direct
            Access Interactive, Inc.).
10.15*      Promissory Note, dated September 1, 1999, from Richard S.
            Eiswirth as maker, to Netzee, Inc. (as successor to Direct
            Access Interactive, Inc.).
10.16*      Line of Credit Agreement, dated October 18, 1999, by and
            between Netzee, Inc. and Kellett Partners, L.P.
10.17*+     General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and TIB The
            Independent BankersBank.
10.18*+     General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and The Bankers
            Bank.
10.19*      Sublease, dated September 1, 1999, by and between The
            Bankers Bank and Netzee, Inc.
10.20*      Commercial Lease, dated January 9, 1998, by and between DMB,
            LLC and Netzee, Inc. (as successor to Direct Access
            Interactive, Inc. (as successor to SBS Corporation)).
10.21****   Employment Agreement, dated February 28, 2000, by and
            between Netzee, Inc. and Michael E. Murphy.
10.22****   Promissory Note, dated March 24, 2000, from Netzee, Inc. as maker, to The InterCept Group, Inc., as payee, in the
            principal amount of $7,800,000.
10.23++     Master Agreement, dated March 1, 2000, by and between
            Netzee, Inc. and The Bankers Bank.
10.24++     Maintenance Agreement, dated March 1, 2001, by and between
            Netzee, Inc. and The Bankers Bank.
23.1        Consent of Arthur Andersen LLP.
27.1****    Financial Data Schedule (for SEC use only).
99.1****    Schedule II to Consolidated Financial Statements.
99.2****    Report of Independent Public Accountants on Financial
            Statement Schedule.

---------------

   * Previously filed as an exhibit to Netzee, Inc.'s Registration Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.
  ** Previously filed as an exhibit to Netzee, Inc.'s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.
 *** Previously filed as an exhibit to Netzee, Inc.'s Form 8-K dated March 7,
     2000, as filed with the Securities and Exchange Commission on March 22, 2000, and hereby incorporated by reference herein.
**** Previously filed as an exhibit to Netzee, Inc.'s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 29, 2000, and hereby incorporated by reference herein.
   + Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 8, 1999.
  ++ Portions of this exhibit have been omitted pursuant to a confidential treatment request that Netzee, Inc. has filed with the Securities and Exchange Commission simultaneously herewith.

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

Date: April 28, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ GLENN W. STURM                    Chief Executive Officer and      April 28, 2000
-----------------------------------------------------    Director (Principal Executive
                   Glenn W. Sturm                        Officer)

               /s/ RICHARD S. EISWIRTH                 Senior Executive Vice            April 28, 2000
-----------------------------------------------------    President,
                 Richard S. Eiswirth                     Chief Financial Officer and
                                                         Secretary
                                                         (Principal Financial and
                                                         Accounting Officer

                 /s/ JOHN W. COLLINS                   Chairman of the Board of         April 28, 2000
-----------------------------------------------------    Directors
                   John W. Collins

                /s/ BRUCE P. LEONARD                   Director                         April 28, 2000
-----------------------------------------------------
                  Bruce P. Leonard

                 /s/ GAYLE M. EARLS                    Director                         April 28, 2000
-----------------------------------------------------
                   Gayle M. Earls

             /s/ STILES A. KELLETT, JR.                Director                         April 28, 2000
-----------------------------------------------------
               Stiles A. Kellett, Jr.

                  /s/ A. JAY WAITE                     Director                         April 28, 2000
-----------------------------------------------------
                    A. Jay Waite