Form 10-Q
period 2000-03-31
NETZEE INC
filed 2000-05-15
CIK 1094335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2000.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____ to _____, 20_____.


                        Commission file number: 0-27925
                                                -------
===============================================================================

                                  Netzee, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                   58-2488883
---------------------------------         ------------------------------------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

           6190 Powers Ferry Road, Suite 400, Atlanta, Georgia 30339
           ---------------------------------------------------------
                  (Address of principal executive offices)

                                 (770) 850-4000
              --------------------------------------------------
              (Registrant's telephone number including area code)

                                      N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of May 8, 2000, there were 21,705,083 shares of the Registrant's Common Stock outstanding.

                                  NETZEE, INC.

                               INDEX TO FORM 10-Q


                                                                                      PAGE
                                                                                      ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                            3

Item 2.  Management's Discussion and Analysis of Financial Condition                     8
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              12

Item 2.  Changes in Securities and Use of Proceeds                                      12

Item 3.  Defaults upon Senior Securities                                                12

Item 4.  Submission of Matters to a Vote of Security Holders                            12

Item 5.  Other Information                                                              12

Item 6.  Exhibits and Reports on Form 8-K                                               12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                  NETZEE, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                        DECEMBER 31,         MARCH 31,
                                                                                            1999                2000
                                                                                     -----------------    -----------------
                                     ASSETS                                                                  (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                         $      11,255,099    $       1,329,349
   Accounts receivable, net of allowance for doubtful accounts of $242,750 and
      $380,321 at December 31, 1999 and March 31, 2000, respectively                         2,496,953            4,646,994
   Leases receivable, current                                                                  330,191              356,031
   Prepaid and other current assets                                                            503,364              974,791
                                                                                     -----------------    -----------------
          Total current assets                                                              14,585,607            7,307,165
Property and equipment, net                                                                  6,938,710            7,926,358
Intangible assets, net of accumulated amortization of $12,756,790 and $24,487,455
      at December 31, 1999 and March 31, 2000 respectively                                 120,611,688          132,070,815
Leases receivable, net of current portion                                                      922,788            1,360,320
Other assets                                                                                   185,463              102,854
                                                                                     -----------------    -----------------
          Total assets                                                               $     143,244,256    $     148,767,512
                                                                                     =================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                          $       4,234,307    $       3,955,902
   Deferred revenue                                                                          5,425,278            7,662,350
   Notes payable                                                                               103,462              617,435
   Other current liabilities                                                                    24,200              108,552
                                                                                     -----------------    -----------------
          Total current liabilities                                                          9,787,247           12,416,239
Related-party borrowings                                                                    10,956,930            7,750,092
Note payable, net of current portion                                                         1,215,673            1,181,186
Deferred revenue, net of current portion                                                       904,032            1,217,603
                                                                                     -----------------    -----------------
          Total liabilities                                                                 22,863,882           22,565,120
                                                                                     -----------------    -----------------

Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized:
      Series A 8% convertible preferred stock, no par value, $13 stated value;
      500,000 authorized, issued and outstanding at December 31, 1999
      and March 31, 2000                                                                     6,500,000            6,500,000

   Common stock, no par value, 70,000,000 shares authorized, 20,395,855 shares issued and outstanding at December 31, 1999 and 21,705,083 shares issued
      and outstanding at March 31, 2000                                                    148,056,611          173,565,005
   Notes receivable from shareholders                                                       (3,314,799)          (3,370,857)
   Deferred stock compensation                                                              (8,547,212)          (7,754,453)
   Warrants outstanding for the purchase of 461,876 shares and 0 shares at
      December 31, 1999 and March 31, 2000, respectively                                     4,618,760                    0
   Accumulated deficit                                                                     (26,932,986)         (42,737,303)
                                                                                     -----------------    -----------------
          Total shareholders' equity                                                       120,380,374          126,202,392
                                                                                     -----------------    -----------------
          Total liabilities and shareholders' equity                                 $     143,244,256    $     148,767,512
                                                                                     =================    =================

      The accompanying notes are an integral part of these balance sheets.

The three month period ended March 31, 1999 is presented in two columns below due to the acquisition of the Predecessor on March 9, 1999, which established a new basis of accounting for certain assets and liabilities of Netzee, Inc. The purchase method of accounting was used to record assets acquired and liabilities assumed by Netzee, Inc. Such accounting generally results in increased amortization reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and Netzee, Inc. are not comparable in all material respects, since those financial statements report financial position, results of operations, and cash flows on a different basis of accounting.


                                  NETZEE, INC.
           (FORMERLY DIRECT ACCESS INTERACTIVE, INC. ("PREDECESSOR"))
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               PREDECESSOR                       NETZEE, INC.
                                                            ------------------    |  --------------------------------------------
                                                              FOR THE PERIOD      |    FOR THE PERIOD           FOR THE PERIOD
                                                              JANUARY 1, 1999     |     MARCH 1, 1999           JANUARY 1, 2000
                                                           TO FEBRUARY 28, 1999   |   TO MARCH 31, 1999        TO MARCH 31, 2000
                                                            -------------------   |   -------------------     -------------------
                                                                                  |       (UNAUDITED)             (UNAUDITED)
                                                                                  |
Revenues:                                                                         |
    Maintenance and service                                 $            33,082   |   $            17,322     $         2,757,236
    License, hardware and implementation                                 57,080   |                57,600                 100,808
                                                            -------------------   |   -------------------     -------------------
      Total revenues                                                     90,162   |                74,922               2,858,044
                                                            -------------------   |   -------------------     -------------------
                                                                                  |
Operating expenses:                                                               |
    Costs of service, license, hardware,                                          |
      implementation and maintenance                                     44,358   |                42,535               1,590,902
    Selling and marketing                                                12,350   |                 6,669               2,242,075
    General and administrative                                           49,399   |                26,677               1,828,822
    Amortization of stock-based compensation                                  0   |                     0                 792,759
    Depreciation                                                          2,476   |                13,584                 275,278
    Amortization                                                              0   |                34,734              11,733,798
                                                            -------------------   |   -------------------     -------------------
      Total operating expenses                                          108,583   |               124,199              18,463,634
                                                            -------------------   |   -------------------     -------------------
                                                                                  |
Operating loss                                                          (18,421)  |               (49,277)            (15,605,590)
Interest expense, net                                                    (3,469)  |                  (428)                (68,727)
                                                            -------------------   |   -------------------     -------------------
Net loss before preferred dividends                         $           (21,890)  |   $           (49,705)    $       (15,674,317)
Preferred stock dividends                                                     0   |                     0                (130,000)
                                                            -------------------   |   -------------------     -------------------
Net loss attributable to common shareholders                $           (21,890)  |   $           (49,705)    $       (15,804,317)
                                                            ===================   |   ===================     ===================
                                                                                  |
Basic and diluted net loss per share                                              |   $             (0.01)    $             (0.76)
                                                                                  |   ===================     ===================
                                                                                  |
Weighted average common shares                                                    |
outstanding                                                                       |             8,000,000              20,780,927
                                                                                  |   ===================     ===================

        The accompanying notes are an integral part of these statements.

The three month period ended March 31, 1999 is presented in two columns below due to the acquisition of the Predecessor on March 9, 1999, which established a new basis of accounting for certain assets and liabilities of Netzee, Inc. The purchase method of accounting was used to record assets acquired and liabilities assumed by Netzee, Inc. Such accounting generally results in increased amortization reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and Netzee, Inc. are not comparable in all material respects, since those financial statements report results of operations, and cash flows on a different basis of accounting.

                                  NETZEE, INC.
           (FORMERLY DIRECT ACCESS INTERACTIVE, INC. ("PREDECESSOR"))
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 PREDECESSOR                       NETZEE, INC.
                                                            --------------------  |  -------------------------------------------
                                                            FOR THE PERIOD FROM   |  FOR THE PERIOD FROM     FOR THE PERIOD FROM
                                                               JANUARY 1, 1999    |     MARCH 1, 1999          JANUARY 1, 2000
                                                            TO FEBRUARY 28, 1999  |   TO MARCH 31, 1999       TO MARCH 31, 2000
                                                            -------------------   |  -------------------     -------------------
                                                                                  |      (UNAUDITED)              (UNAUDITED)
                                                                                  |
Cash flows from operating activities:                                             |
   Net loss                                                 $           (21,890)  |  $           (49,705)    $       (15,804,317)
   Adjustments to reconcile net loss to cash                                      |
     used in operating activities:                                                |
     Depreciation                                                         2,476   |               13,584                 275,278
     Amortization                                                             0   |               34,734              11,733,798
     Stock-based compensation expense                                         0   |                    0                 792,759
     Interest income on shareholder notes                                     0   |                    0                 (56,058)
     Changes in assets and liabilities, net of                                    |
       effect of acquisitions:                                                    |
       Accounts receivable                                               12,606   |              (17,697)             (2,060,615)
       Leases receivable                                                      0   |                    0                (463,372)
       Prepaid and other assets                                               0   |                    0                (378,265)
       Accounts payable and accrued liabilities                         (42,889)  |              (37,616)             (1,304,117)
       Deferred revenue                                                  41,222   |               12,193               2,514,510
       Other liabilities                                                      0   |                    0                  76,457
                                                            -------------------   |  -------------------     -------------------
          Net cash used in operating activities                          (8,475)  |              (44,507)             (4,673,942)
                                                            -------------------   |  -------------------     -------------------
                                                                                  |
Cash flows from investing activities:                                             |
   Purchase of property, equipment and                                            |
     capitalized software                                                     0   |              (53,809)               (931,092)
                                                            -------------------   |  -------------------     -------------------
          Net cash used in investing activities                               0   |              (53,809)               (931,092)
                                                            -------------------   |  -------------------     -------------------
                                                                                  |
Cash flows from financing activities:                                             |
   Borrowings from shareholder                                                0   |                    0               6,404,661
   Repayments to shareholder                                                  0   |                    0              (9,611,500)
   Repayments of notes payable                                                0   |             (277,473)             (2,641,674)
   Payments of preferred stock dividends                                      0   |                    0                  24,200
   Exercise of warrants                                                       0   |                    0               1,501,097
   Exercise of options for common stock                                       0   |                    0                   2,500
   Contribution from parent                                                   0   |              385,280                       0
   Decrease in related-party loans from                                           |
     shareholder of predecessor entity                                   (2,000)  |                    0                       0
                                                            -------------------   |  -------------------     -------------------
          Net cash used in (provided by) financing                                |
            activities                                                   (2,000)  |              107,807              (4,320,716)
                                                            -------------------   |  -------------------     -------------------
                                                                                  |
Net (decrease) increase in cash and cash                                          |
   equivalents                                                          (10,475)  |                9,491              (9,925,750)
Cash and cash equivalents, beginning of                                           |
   period                                                                13,985   |                3,510              11,255,099
                                                            -------------------   |  -------------------     -------------------
Cash and cash equivalents, end of period                    $             3,510   |  $            13,001     $         1,329,349
                                                            ===================   |  ===================     ===================
                                                                                  |
Supplemental disclosure of cash flow information:                                 |
Cash paid for interest                                      $             2,971   |  $                 0     $            68,727
                                                            ===================   |  ===================     ===================
                                                                                  |
Supplemental disclosure of non-cash investing and                                 |
  financing activities:                                                           |
Stock issued for acquisitions                               $                 0   |  $                 0     $        19,446,037
                                                            ===================   |  ===================     ===================

                                  NETZEE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION

Netzee, Inc. is a provider of Internet banking products and services and Internet commerce solutions to small and mid-sized banks, thrifts and credit unions, typically with assets of less than $10 billion. We provide solutions that enable financial institutions to offer their customers a wide array of financial products and services over the Internet. We also offer financial institutions custom web site design, implementation and marketing services, telephone banking products, regulatory reporting and support applications, financial information and analytical tools, and Internet access services.

Direct Access Interactive, Inc. ("Direct Access" or the "Predecessor") was incorporated on October 10, 1996. On March 9, 1999, Direct Access was purchased by The InterCept Group, Inc. ("InterCept"). Direct Access was operated as a separate subsidiary of InterCept. On August 6, 1999, Direct Access purchased the remote banking operations of SBS Corporation ("SBS"). Direct Access was later merged with and into Netzee. On September 3, 1999, we purchased the Internet banking divisions of TIB The Independent BankersBank ("TIB") and The Bankers Bank, and we acquired Dyad Corporation and subsidiaries ("Dyad") and Call Me Bill, LLC ("Call Me Bill"). On December 15, 1999, we purchased DPSC Software, Inc. ("DPSC"). On March 7, 2000, we purchased Digital Visions, Inc. ("DVI"). SBS, TIB, The Bankers Bank, Dyad, Call Me Bill, DPSC and DVI are collectively referred to as the "Acquired Entities."

BASIS OF PRESENTATION

The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly our financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999.

The consolidated statements of operations and statements of cash flows for the Predecessor and our Company are not comparable in all material respects, since those financial statements report the results of operations and cash flows on a different basis of accounting. Although Direct Access was acquired on March 9, 1999, the accompanying unaudited financial statements for the three months ended March 31, 1999 are presented as if the acquisition occurred on the close of business on February 28, 1999 instead of March 9, 1999. The operations between March 1, 1999 and March 9, 1999 were not material. The consolidated statements of operations and statements of cash flows prior to March 1, 1999 present the results of operations and cash flows of Direct Access, the predecessor to Netzee.

The unaudited consolidated financial statements include the accounts of our company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As we currently do not engage in the use of derivative instruments or hedging activities, we do not expect this Statement will have a significant impact on our financial condition or results of operations.

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

3.   ACQUISITION

ACQUISITION OF DIGITAL VISIONS, INC.

In March 2000, we completed the acquisition of substantially all of the assets and assumed certain liabilities of DVI. Based in Minneapolis, Minnesota, DVI provided Internet-based financial and analytical information tools for financial institutions. As consideration for this acquisition, we issued 838,475 shares of common stock. We also issued options to purchase 70,419 shares of common stock in exchange for the cancellation of options to purchase DVI common stock. In addition, we assumed approximately $3.3 million in debt and $1.2 million in operating liabilities. DVI also has the right to receive up to 628,272 additional shares of our common stock if certain revenue targets are met in fiscal years 2000 and 2001.

PRO FORMA RESULTS

The following summary presents unaudited pro forma results of operations assuming that the acquisitions of the Acquired Entities as discussed in Note 1 occurred on January 1, 1999.


                                             THREE MONTHS ENDED     THREE MONTHS ENDED
                                              MARCH 31, 1999         MARCH 31, 2000
                                             ------------------     ------------------
                                                 (UNAUDITED)             (UNAUDITED)

Total revenue                                $       2,501,207      $       3,140,807
Net loss                                     $     (15,469,486)     $     (17,646,413)
Net loss per share                           $           (0.72)     $           (0.83)

4. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, "Earnings per Share," using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Potentially dilutive options to purchase 3,077,723 shares of common stock with a weighted average exercise price of $8.16 per share outstanding at March 31, 2000 were excluded from the presentation of diluted net loss per share, as they are antidilutive due to the net loss. There were no options or warrants outstanding as of March 31, 1999.

5. RELATED-PARTY BORROWINGS

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

6. EXERCISE OF WARRANTS

On March 2, 2000, warrants to purchase 461,876 shares of common stock were exercised. Proceeds from the exercise of the warrants totaled approximately $1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of Netzee and its management with respect to, among other things: (1) whether we can successfully combine the operations we have acquired, and operations we may acquire, to create or continue improvements in our financial condition; (2) the anticipated impact of certain events and circumstances; (3) trends affecting our operations, financial condition and business; (4) our growth and operating strategies; (5) our ability to achieve our sales objectives; (6) the continued and future acceptance of and demand for our products and services by our customers and their customers; (7) our ability to raise additional capital if and when needed; and (8) whether our current or future strategic marketing alliances will be successful in generating sales or in improving our business, results of operations or financial condition. The words "may," "will," "anticipate," "believe," "intend," "plan," "allow," "strategy" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to the integration of acquired assets and businesses; our ability to achieve, manage or maintain growth and execute our business strategy successfully; our dependence on developing, testing and implementing enhanced and new products and services; our ability to sell our products and services to financial institution customers and their customers; our ability to respond to competition; the volatility associated with Internet-related companies; and various other factors discussed in detail in this Form 10-Q and in the section entitled "Factors that May Affect Our Future Results of Operations or Financial Condition" in our Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 29, 2000, as amended on May 1, 2000. Netzee undertakes no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

We are a rapidly growing provider of integrated Internet banking products and services and Internet commerce solutions to community financial institutions and their customers. We provide a retail suite of integrated Internet banking products and services and Internet commerce solutions to community financial institutions. The retail suite provides cost-effective, outsourced, secure and scalable Internet banking and Internet commerce solutions that enable community financial institutions to offer to their customers a wide array of financial products and services over the Internet. We also market and sell a wholesale suite of products and services that help fulfill certain operational needs and regulatory requirements of financial institutions. We began to market and sell Internet-based financial information tools in March 2000, as a result of our acquisition of DVI. Our wholesale suite of products and services enables financial institutions to create internal efficiencies and provides employees with information to better manage banking operations.

We currently earn substantially all of our revenues from recurring monthly service fees, monthly per user fees and per transaction charges. We expect to derive little or no revenue from up-front software or implementation fees.

Although we have experienced significant growth in customers and revenues, we have incurred substantial operating losses and negative cash flows from operations due to the changes in our pricing structure, increasing our sales staff, expanding our data center operations and increasing staff required to support our rapid growth. We incurred net losses of approximately $72,000 and $15.8 million and cash losses of approximately $37,000 and $3.3 million for the three months ended March 31, 1999 and March 31, 2000, respectively. Depreciation, amortization and the amortization of stock-based compensation accounted for 81% of the net loss attributed to common shareholders for the three months ended March 31, 2000. We expect to continue to incur substantial operating losses and negative cash flows for the foreseeable future.

RESULTS OF OPERATIONS

The following tables set forth the results of our operations and statement of cash flows and statement of cash flows for the three months ended March 31, 1999 and 2000. These operating results are not necessarily indicative of our future results.

                                                                                FOR THE THREE MONTHS ENDED
                                                        ----------------------------------------------------------------------------
                                                                                     % OF                                     % OF
                                                          MARCH 31, 1999(1)        REVENUE          MARCH 31, 2000           REVENUE
                                                        --------------------       -------        -------------------       --------
                                                             (UNAUDITED)                             (UNAUDITED)
Service fee revenue                                      $           165,084           100%       $         2,858,044           100%
Cost of services                                                      86,893            53%                 1,590,902            56%
                                                         -------------------       -------        -------------------       -------
  Gross profit                                                        78,191            47%                 1,267,142            44%

Selling and marketing                                                 19,019            12%                 2,242,075            78%
General and administrative                                            76,076            46%                 1,828,822            64%
                                                         -------------------       -------        -------------------       -------
  Total selling, general and administrative                           95,095            58%                 4,070,897           142%

Depreciation                                                          16,060            10%                   275,278            10%
Interest expense                                                       3,897             2%                    68,727             2%
Preferred stock dividends                                                 --             0%                   130,000             5%
                                                         -------------------       -------        -------------------       -------
  Subtotal other cash expenses                                        19,957            12%                   474,005            17%

                                                         -------------------                      -------------------
Cash loss(2)                                                         (36,861)                              (3,277,760)
                                                         -------------------                      -------------------

Amortization                                                          34,734                               11,733,798
Amortization of stock-based compensation                                  --                                  792,759
                                                         -------------------                      -------------------
Net loss attributable to common shareholders             $           (71,595)                     $       (15,804,317)
                                                         ===================                      ===================

Basic and diluted net loss per share                     $             (0.01)                     $             (0.76)
                                                         ===================                      ===================
Cash loss per share(2)                                   $             (0.00)                     $             (0.16)
                                                         ===================                      ===================
Weighted average common shares outstanding                         8,000,000                               20,780,927
                                                         ===================                      ===================



STATEMENT OF CASH FLOWS
                                                                           FOR THE THREE MONTHS ENDED
                                                         ------------------------------------------------------------
                                                          MARCH 31, 1999(1)                        MARCH 31, 2000
                                                         --------------------                    --------------------
                                                             (UNAUDITED)                             (UNAUDITED)

Cash used in operating activities:                       $           (52,982)                     $        (4,673,942)
Cash used in investing activities:                                   (53,809)                                (931,092)
Cash provided by (used in) financing activities:                     105,807                               (4,320,716)
                                                         -------------------                      -------------------
Net decrease in cash and cash equivalents                $              (984)                     $        (9,925,750)
                                                         ===================                      ===================

(1) The results of operations and statement of cash flows for the Predecessor from January 1, 1999 to February 28, 1999 and the results of operations for Netzee for the period from March 1, 1999 to March 31, 1999 have been combined for comparative purposes.

(2) Cash loss is defined as net loss attributable to common shareholders, excluding the effect of amortization of intangibles and stock-based compensation. Cash loss and cash loss per share are not measures of financial performance under generally accepted accounting principles and should not be considered as an alternative either to net loss attributable to common shareholders as an indicator of our operating performance, or to cash flow as a measure of our liquidity.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenues

Total revenues increased approximately $2.7 million or 1,658% from approximately $165,000 for the three months ended March 31, 1999 to approximately $2.9 million for the three months ended March 31, 2000. This increase consisted primarily of an increase in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers obtained from the Acquired Entities and additional product offerings.

Costs of service, license, hardware, implementation and maintenance

Our costs of service, license, hardware, implementation and maintenance are comprised of the initial equipment and personnel costs required to implement Internet and telephone banking for the financial institutions, ongoing personnel and system maintenance costs associated with our data centers, production and shipping costs associated with our regulatory reporting software, as well as royalties to information providers for our Internet based financial and analytical tools. The total of these costs increased approximately $1.5 million or 1,739% from approximately $87,000 for the three months ended March 31, 1999 to approximately $1.6 million for the three months ended March 31, 2000. The increase in the costs of service, license, hardware implementation and maintenance was due primarily to an increase in the number of new institutional customers for which we have implemented our products. Additionally, we experienced increased data center costs required to support the increase in the total number of institutions to which we provided services.

Selling and marketing expenses

Selling and marketing expenses include marketing expenses, sales commissions and costs, and sales employee compensation and benefits. Commissions are paid to sales personnel based on products and services sold. Total selling and marketing expenses increased approximately $2.2 million from approximately $19,000 for the three months ended March 31, 1999 to approximately $2.2 million for the three months ended March 31, 2000. The increase in selling and marketing expenses was primarily due to an increase in sales personnel and sales commissions due to additional sales and an increase in our advertising expenditures as we continue to build infrastructure for our rapid growth.

General and administrative expenses

General and administrative expenses include employee compensation and benefits and general office expenses incurred in the ordinary course of business. General and administrative expenses increased approximately $1.7 million or 2,268% from approximately $76,000 for the three months ended March 31, 1999 to approximately $1.8 million for the three months ended March 31, 2000. The increase in general and administrative expenses was due to increases in overall business and operating activities, an increase in the number of employees obtained primarily from the Acquired Entities and an increase in management and support staff to sufficiently support our rapid growth.

Amortization of stock-based compensation

Stock-based compensation consists of amortization of deferred compensation for certain stock options granted with an exercise price below the initial public offering price and compensation expense for stock sold to an employee at a price below the initial public offering price. Stock-based compensation expense increased to approximately $790,000 for the three months ended March 31, 2000 from $0 for the three months ended March 31, 1999 as there were no options issued with an exercise price below fair market value as of that date.

Depreciation

Depreciation consists of depreciation of property and equipment. Total depreciation increased approximately $259,000, or 1,619% from approximately $16,000 for the three months ended March 31, 1999 to approximately $275,000 for the three months ended March 31, 2000. This increase was due primarily to the depreciation of acquired assets and from depreciation associated with capital acquisitions used to support our growth.

Amortization

Amortization of intangible assets relates to purchase accounting resulting from our acquisitions. Intangible assets are being amortized over lives ranging from two to five years. Amortization increased to approximately $11.7 million for the three months ended March 31, 2000 from approximately $34,000 for the three months ended March 31, 1999.

Interest expense, net

Total net interest expense increased approximately $65,000 from approximately $4,000 for the three months ended March 31, 1999 to approximately $69,000 for the three months ended March 31, 2000. The increase was due primarily to additional debt incurred to fund our operations.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash of approximately $53,000 and $4.7 million for the period from January 1, 1999 to March 31, 1999 and the period from January 1, 2000 to March 31, 2000, respectively. Cash used in operating activities for the period from January 1, 1999 to March 31, 1999 and the period from January 1, 2000 to March 31, 1999 resulted primarily from our net losses.

Our investing activities used cash of approximately $54,000 and $931,000 for the period from January 1, 1999 to March 31, 1999 and the period from January 1, 2000 to March 31, 2000, respectively. Cash used in investing activities from January 1, 2000 to March 31, 2000 primarily resulted from the continued investment in hardware for our data centers to support our growth.

Our financing activities generated cash of approximately $106,000 and used cash of approximately $4.3 million for the period from January 1, 1999 to March 31, 1999 and the period from January 1, 2000 to March 31, 2000, respectively. Cash generated for the period from January 1, 1999 to March 31, 1999 was primarily due to a capital contribution from InterCept, who at the time was the parent of our Predecessor. Cash used in financing activities for the period from January 1, 2000 to March 31, 2000 resulted primarily from repayment in part of our borrowings and repayment of certain debt assumed from DVI.

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

In December 1999, the Company received a commitment for a $15 million line of credit from InterCept. The line of credit will bear interest at prime plus 2% with a term of three years and will be secured by substantially all assets of the Company. The proceeds will be used primarily to fund working capital needs. Obtaining the line of credit is subject to the completion and execution of definitive legal documentation. As of March 31, 2000, approximately $7.2 million is available on this line of credit.

The period from January 1 to March 31, 2000 showed a decline of approximately $9.9 million in cash and cash equivalents. This decline is due primarily to our operating losses, the continued expansion of our data centers and our repayment in part of our borrowings from InterCept.

On March 2, 2000, warrants to purchase 461,876 share of common stock were exercised. Proceeds from the exercise of the warrants totaled approximately $1.5 million.

We believe that our existing capital resources and our financing commitments, together with cash provided by our operations, will be sufficient to fund our working capital requirements for the next 12 months. If we expand more rapidly than currently anticipated, if our working capital requirements exceed our current expectations, if we do not achieve our forecasted revenue, or if we make additional acquisitions, we may need to raise additional capital either through debt or equity sources before that time. We cannot be sure that we will be able to obtain the additional financing necessary to satisfy these additional capital requirements or to implement our growth strategy on acceptable terms or at all. If we cannot obtain this financing on terms acceptable to us, we may be forced to curtail some planned business expansion and may be unable to fund our ongoing operations.

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

Effect of Year 2000 on Operations

As of May 10, 2000, we had not encountered any significant year 2000 business interruptions or losses, either from our own systems or from those of our suppliers or customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our operations and do not have operations subject to fluctuations in foreign currency exchange rates. We have issued a promissory note to InterCept that has an interest rate that fluctuates based on the prime rate. As of March 31, 2000, we had approximately $7,800,000 outstanding under this promissory note which exposes us to interest rate risk. Changes in interest rates which increase the interest rate on our borrowings would make it more costly to borrow funds thereunder and may impede our acquisition and growth strategies if we determine the costs associated with borrowing funds are too high to implement these strategies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUANCES PURSUANT TO THE ACQUISITION OF DIGITAL VISIONS, INC.

On March 7, 2000, we issued 838,475 shares of common stock in connection with the acquisition of substantially all the assets and certain liabilities of DVI. Of these shares, 83,847 shares were placed in escrow for indemnification and other purposes. In connection with the acquisition of DVI, we issued an additional 8,377 shares of our common stock to a financial advisor.

Additionally, we granted to DVI the right to receive up to 628,272 shares of common stock upon the attainment of certain revenue targets in fiscal years 2000 and 2001.

OTHER ISSUANCES

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

The shares of common stock issued in all of the transactions described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption provided by section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. Appropriate legends were affixed to the share certificates issued by the Company in this transaction and the Company did not engage in any general solicitation or advertising in connection with offers or sales of these securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBITS
-------                      -----------------------

2.1*     Agreement and Plan of Merger, dated August 6, 1999, by and among
         Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.
2.2*     Agreement and Plan of Merger, dated September 3, 1999, by and among
         Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad
         Corporation.

EXHIBIT
NO.                        DESCRIPTION OF EXHIBITS
-------                    -----------------------

2.3*      Asset Contribution Agreement, dated September 3, 1999, by and among
          The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank.
2.4*      Asset Contribution Agreement, dated September 3, 1999, by and among
          The InterCept Group, Inc., Netzee, Inc. and TIB The Independent
          BankersBank.
2.5*      Acquisition Agreement, dated September 3, 1999, by and among Netzee,
          Inc., Call Me Bill, LLC and each of the members of Call Me Bill, LLC.
2.6*      Asset Transfer Agreement, dated August 6, 1999, by and between The
          InterCept Group, Inc. and Direct Access Interactive, Inc.
2.7*      Agreement and Plan of Merger, dated September 3, 1999, by and between
          Netzee, Inc. and Direct Access Interactive, Inc.
2.8**     Asset Purchase Agreement, dated December 15, 1999, by and among
          Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.
2.9***    Asset Purchase Agreement, dated February 28, 2000, by and among
          Netzee, Inc., Digital Visions, Inc. and certain shareholders of
          Digital Visions, Inc.
3.1****   Amended Articles of Incorporation of Netzee, Inc., as amended to date.
3.2****   Amended and Restated Bylaws of Netzee, Inc., as amended.
4.1*      Form of Netzee, Inc. common stock certificate.
4.2**     Form of Netzee, Inc. Series A 8% Convertible Preferred Stock
          certificate.
4.3*      Registration Rights Agreement, dated August 6, 1999, by and among
          Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and each of the former shareholders of SBS Corporation.
4.4*      Registration Rights Agreement, dated September 3, 1999, by and among
          Netzee, Inc., The Bankers Bank and TIB The Independent BankersBank.
4.5*      Registration Rights Agreement, dated August 31, 1999, by and among
          Netzee, Inc. and each of the former shareholders of Dyad Corporation.
4.6*      Agreement, dated September 3, 1999, by and between Netzee, Inc. and
          Sirrom Investments, Inc., regarding registration rights of Sirrom.
4.7*      Registration Rights Agreement, dated October 18, 1999, by and between
          Netzee, Inc. and Kellett Partners, L.P.
4.8*      Warrant, dated October 18, 1999, issued to Kellett Partners, L.P.
4.9**     Registration Rights Agreement, dated December 15, 1999, by and between
          Netzee, Inc. and each of the former shareholders of DPSC Software,
          Inc.
4.10***   Registration Rights Agreement, dated March 7, 2000, by and between
          Netzee, Inc. and Digital Visions, Inc.
10.1*     Netzee, Inc. 1999 Stock Option and Incentive Plan.
10.2*     Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Glenn W. Sturm.
10.3*     Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and John W. Collins.
10.4*     Option Agreement, dated August 5, 1999, by and between Netzee, Inc.
          (as successor to Direct Access Interactive, Inc.) and Richard S.
          Eiswirth.
10.5*     Employment Agreement, dated September 1, 1999, by and between Netzee,
          Inc. and Glenn W. Sturm.
10.6*     Employment Agreement, dated September 1, 1999, by and between Netzee,
          Inc. and C. Michael Bowers.
10.7****  Employment Agreement, dated March 1, 2000, by and between Netzee, Inc.
          and Richard S. Eiswirth.
10.8*     Form of Indemnification Agreement to be entered into between Netzee,
          Inc. and each of its executive officers and directors.
10.9*     Promissory Note, dated August 6, 1999, from Netzee, Inc. as maker to
          The InterCept Group, Inc. as payee, in the principal amount of
          $21,534,625.
10.10*    Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of
          $4,399,639.22.
10.11*    Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker, to The InterCept Group, Inc. as payee, in the principal amount of
          $2,882,200.
10.12*    Promissory Note, dated September 1, 1999, from John W. Collins as maker, to Netzee, Inc. (as successor to Direct Access Interactive,
          Inc.).
10.13*    Promissory Note, dated September 1, 1999, from Glenn W. Sturm as maker, to Netzee, Inc. (as successor to Direct Access Interactive,
          Inc.).
10.14*    Promissory Note, dated September 1, 1999, from Donny R. Jackson as maker, to Netzee, Inc. (as successor to Direct Access Interactive,
          Inc.).
10.15*    Promissory Note, dated September 1, 1999, from Richard S. Eiswirth as maker, to Netzee, Inc. (as successor to Direct Access Interactive,
          Inc.).
10.16*    Line of Credit Agreement, dated October 18, 1999, by and between
          Netzee, Inc. and Kellett Partners, L.P.

10.17*+ General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and TIB The Independent
          BankersBank.
10.18*+ General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and The Bankers Bank.
10.19*    Sublease, dated September 1, 1999, by and between The Bankers Bank and
          Netzee, Inc.
10.20*    Commercial Lease, dated January 9, 1998, by and between DMB, LLC and
          Netzee, Inc. (as successor to Direct Access Interactive, Inc. (as successor to SBS Corporation)).
10.21**** Employment Agreement, dated February 28, 2000, by and between Netzee,
          Inc. and Michael E. Murphy.
10.22**** Promissory Note, dated March 24, 2000, from Netzee, Inc. as maker, to
          The InterCept Group, Inc., as payee, in the principal amount of $7,800,000.
10.23++   Master Agreement, dated March 1, 2000 by and between Netzee, Inc. and
          The Bankers Bank
10.24++   Maintenance Agreement, dated March 1, 2001, by and between Netzee,
          Inc. and The Bankers Bank
27.1      Financial Data Schedule (For SEC use only).

---------------

*        Previously filed as an exhibit to Netzee, Inc.'s Registration
         Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.
** Previously filed as an exhibit to Netzee, Inc.'s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.
***      Previously filed as an exhibit to Netzee, Inc.'s Form 8-K dated March
         7, 2000, as filed with the Securities and Exchange Commission on March
         22, 2000, and hereby incorporated by reference herein.
**** Previously filed as an exhibit to Netzee, Inc.'s Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 1999, and as amended May 1, 2000, and hereby incorporated by reference herein.
+ Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange
         Commission on November 8, 1999.
++ Portions of this exhibit were previously omitted pursuant to a confidential treatment request that Netzee, Inc. has filed with the Securities and Exchange Commission simultaneously with the filing of Amendment No. 1 to Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on May 1, 2000.

(b) Reports on Form 8-K

    (1) On February 28, 2000, we filed Amendment No. 1 to our Form 8-K, dated December 15, 1999, as filed with the SEC on December 30, 1999, to file financial statements of DPSC Software, Inc. which we acquired on December 15, 1999.

    (2) On March 22, 2000, we filed a Form 8-K, dated March 7, 2000, to report our acquisition of DVI. No financial statements were filed with this report.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NETZEE, INC.

     Date:  May 15, 2000         /s/  Richard S. Eiswirth
                                 -----------------------------------------------
                                 Executive Vice President, Chief Financial
                                 Officer and Secretary
                                 (Principal Financial and Accounting Officer and
                                 Duly Authorized Officer)