Form 10-Q
period 2000-06-30
NETZEE INC
filed 2000-08-14
CIK 1094335

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ to _____, 20_____.

Commission file number: 0-27925

Netzee, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2488883

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6190 Powers Ferry Road, Suite 400, Atlanta, Georgia 30339

(Address of principal executive offices)

(770) 850-4000

(Registrant’s telephone number including area code)

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
Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 4, 2000, there were 22,028,083 shares of the Registrant’s Common Stock outstanding.

NETZEE, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NETZEE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	1999	2000

ASSETS		(Unaudited)
Current assets:

Cash and cash equivalents	$11,255,099	$5,406,720

Accounts receivable, net of allowance for doubtful accounts of $242,750 and $516,998 at

December 31, 1999 and June 30, 2000, respectively	2,496,953	2,309,665

Leases receivable, current	330,191	352,425

Prepaid and other current assets	503,364	1,067,115

Total current assets	14,585,607	9,135,925

Property and equipment, net	6,938,710	8,813,089

Intangible assets, net of accumulated amortization of $12,756,790 and $37,648,549 at December 31, 1999 and June 30, 2000, respectively	120,611,688	119,269,622

Leases receivable, net of current portion	922,788	1,350,565

Other assets	185,463	144,682

Total assets	$143,244,256	$138,713,883

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$4,234,307	$4,042,917

Deferred revenue	5,425,278	7,512,731

Note payable	103,462	103,462

Other current liabilities	24,200	295,504

Total current liabilities	9,787,247	11,954,614

Related-party borrowings	10,956,930	14,950,508

Note payable, net of current portion	1,215,673	1,163,942

Deferred revenue, net of current portion	904,032	1,237,891

Total liabilities	22,863,882	29,306,955

Commitments and contingencies

Shareholders’ equity:

Preferred stock, no par value, 5,000,000 shares authorized:

Series A 8% convertible preferred stock, no par value, $13 stated value; 500,000 shares authorized, issued and outstanding at December 31, 1999 and June 30, 2000	6,500,000	6,500,000

Common stock, no par value, 70,000,000 shares authorized, 20,395,855 shares issued and
outstanding at December 31, 1999 and 21,708,083 shares issued and outstanding at June 30, 2000	148,056,611	173,577,839

Notes receivable from shareholders	(3,314,799)	(3,066,914)

Deferred stock compensation	(8,547,212)	(6,964,890)

Warrants outstanding for the purchase of 461,876 shares and 0 shares at December 31, 1999
and June 30, 2000, respectively	4,618,760	0

Accumulated deficit	(26,932,986)	(60,639,107)

Total shareholders’ equity	120,380,374	109,406,928

Total liabilities and shareholders’ equity	$143,244,256	$138,713,883

The accompanying notes are an integral part of these balance sheets.

The six month period ended June 30, 1999 is presented in two columns below due to the acquisition of Direct Access Interactive, Inc. (the “Predecessor”) on March 9, 1999, which established a new basis of accounting for certain assets and liabilities of Netzee, Inc. The purchase method of accounting was used to record assets acquired and liabilities assumed by Netzee, Inc. Such accounting generally results in increased amortization reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and Netzee, Inc. are not comparable in all material respects, since those financial statements report results of operations and cash flows on a different basis of accounting.

NETZEE, INC.
(FORMERLY DIRECT ACCESS INTERACTIVE, INC. (“PREDECESSOR”))
CONSOLIDATED STATEMENTS OF OPERATIONS

	Netzee, Inc.	Netzee, Inc.	Predecessor	Netzee, Inc.

			For the Period
			from January 1,	For the Period
	Three Months	Three Months	1999 to	from March 1,	Six Months
	Ended June 30,	Ended June 30,	February 28,	1999 to June 30,	Ended June 30,
	1999	2000	1999	1999	2000

	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Statement of Operations Data:

Revenues:

Monthly maintenance and service	$68,741	$4,001,173	$33,082	$86,063	$6,781,490

License, hardware and implementation	106,872	312,767	57,080	164,472	390,494

Total revenues	175,613	4,313,940	90,162	250,535	7,171,984

Operating expenses:

Costs of service, license, hardware, implementation and maintenance	83,919	2,121,606	44,358	126,454	3,712,508

Selling and marketing	120,922	2,773,335	12,350	127,591	5,015,410

General and administrative	110,042	2,595,255	49,399	136,719	4,424,077

Depreciation	40,750	414,278	667	54,334	689,556

Stock-based compensation	0	789,563	0	0	1,582,322

Amortization	104,204	13,163,594	1,809	138,938	24,897,392

Total operating expenses	459,837	21,857,631	108,583	584,036	40,321,265

Operating loss	(284,224)	(17,543,691)	(18,421)	(333,501)	(33,149,281)

Interest expense, net	0	228,113	3,469	428	296,840

Net loss before preferred dividends	(284,224)	(17,771,804)	(21,890)	(333,929)	(33,446,121)

Preferred dividends	0	130,000	0	0	260,000

Net loss attributable to common shareholders	$(284,224)	$(17,901,804)	$(21,890)	$(333,929)	$(33,706,121)

Basic and diluted loss per share	$(0.04)	$(0.82)		$(0.04)	$(1.59)

Weighted average common shares outstanding	8,000,000	21,705,907		8,000,000	21,243,417

The accompanying notes are an integral part of these consolidated statements.

The six month period ended June 30, 1999 is presented in two columns below due to the acquisition of the Predecessor on March 9, 1999, which established a new basis of accounting for certain assets and liabilities of Netzee, Inc. The purchase method of accounting was used to record assets acquired and liabilities assumed by Netzee, Inc. Such accounting generally results in increased amortization reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and Netzee, Inc. are not comparable in all material respects, since those financial statements report results of operations and cash flows on a different basis of accounting.

NETZEE, INC.
(FORMERLY DIRECT ACCESS INTERACTIVE, INC. (“PREDECESSOR”))
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor	Netzee, Inc.

	For the Period
	from January	For the Period
	1, 1999 to	from March 1,	Six Months
	February 28,	1999 to June 30,	Ended
	1999	1999	June 30, 2000

		(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss before preferred dividends	$(21,890)	$(333,929)	$(33,446,121)

Adjustments to reconcile net loss to cash used in operating
activities:

Depreciation	2,476	54,334	689,556

Amortization	0	138,938	24,897,392

Stock-based compensation expense	0	0	1,582,322

Provision for bad debt	0	0	202,260

Interest income on shareholder notes	0	0	(112,115)

Changes in assets and liabilities, net of effect of acquisitions:

Accounts receivable	12,606	(70,788)	74,454

Leases receivable	0	0	(450,011)

Prepaid and other assets	0	(50,547)	(343,652)

Accounts payable and accrued liabilities	(42,889)	(150,463)	(1,678,573)

Deferred revenue	41,222	12,222	2,385,179

Other liabilities	0	0	(20,190)

Net cash used in operating activities	(8,475)	(400,233)	(6,219,499)

Cash flows from investing activities:

Purchase of property, equipment and capitalized software, net	0	(862,728)	(2,303,964)

Net cash used in investing activities	0	(862,728)	(2,303,964)

Cash flows from financing activities:

Borrowings from shareholder	0	750,000	13,605,078

Repayments to shareholder	0	0	(9,611,500)

Repayments of notes payable	0	(277,473)	(3,172,891)

Payments of preferred stock dividends	0	0	(24,200)

Exercise of warrants	0	0	1,501,097

Payments on shareholder notes	0	0	360,000

Exercise of options for common stock	0	0	17,500

Contribution from parent	0	786,924	0

Decrease in related-party loans from shareholder of predecessor
entity	(2,000)	0	0

Net cash (used in) provided by financing activities	(2,000)	1,259,451	2,675,084

Net decrease in cash and cash equivalents	(10,475)	(3,510)	(5,848,379)

Cash and cash equivalents, beginning of period	13,985	3,510	11,255,099

Cash and cash equivalents, end of period	$3,510	$0	$5,406,720

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,971	$0	$186,793

Supplemental disclosure of non-cash investing and financing activities:

Stock issued for acquisitions	$0	$0	$19,446,037

Stock issued for exercise of warrants, net of cash received	$0	$0	$4,618,760

The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION

Netzee, Inc. provides financial institutions with an integrated retail suite of Internet-based products and services, including full-service Internet banking, bill payment, cash management, Internet commerce services, custom web design and hosting, branded portal design, access to brokerage services and implementation and marketing services. Netzee also provides financial institutions with an integrated wholesale suite of products and services, including regulatory reporting software, financial analytic tools and financial information tools.

Direct Access Interactive, Inc. (“Direct Access” or the “Predecessor”) was incorporated on October 10, 1996. On March 9, 1999, Direct Access was purchased by The InterCept Group, Inc. (“InterCept”). Direct Access was operated as a separate subsidiary of InterCept. On August 6, 1999, Direct Access purchased the remote banking operations of SBS Corporation (“SBS”). Direct Access was later merged with and into Netzee. On September 3, 1999, we purchased the Internet banking divisions of TIB The Independent BankersBank (“TIB”) and The Bankers Bank, and we acquired Dyad Corporation and subsidiaries (“Dyad”) and Call Me Bill, LLC (“Call Me Bill”). On December 15, 1999, we purchased DPSC Software, Inc. (“DPSC”). On March 7, 2000, we purchased Digital Visions, Inc. (“DVI”). SBS, TIB, The Bankers Bank, Dyad, Call Me Bill, DPSC and DVI are collectively referred to as the “Acquired Entities.”

BASIS OF PRESENTATION

The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly our financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

The consolidated statements of operations and statements of cash flows for the Predecessor and our Company are not comparable in all material respects, since those financial statements report the results of operations and cash flows on a different basis of accounting. Although Direct Access was acquired on March 9, 1999, the accompanying unaudited financial statements for the period from March 1, 1999 to June 30, 1999 are presented as if the acquisition occurred on the close of business on February 28, 1999 instead of March 9, 1999. The operations between March 1, 1999 and March 9, 1999 were not material. The consolidated statements of operations and statements of cash flows prior to March 1, 1999 present the results of operations and cash flows of Direct Access, the predecessor to Netzee.

The unaudited consolidated financial statements include the accounts of our company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NEW ACCOUNTING STANDARD

During December 1999, the Securities and Exchange released Staff Accounting Bulletin No. 101, “Revenue Recognition,” (“SAB 101”), to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. SAB 101 clarifies basic criteria for revenue recognition and is effective for the quarter ended December 31, 2000. We are currently assessing the impact of adopting SAB 101, as revenue for non-refundable, up-front fees associated with product implementation will be recognized over the term of the underlying contract, rather than upon the completion of product implementation. The cumulative impact of adopting SAB 101 will be reported as a change in accounting principle in the period of adoption. We do not expect the adoption of SAB 101 to have a material impact on our results of operations.

2. ACQUISITION

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

	Six Months Ended	Six Months Ended
	June 30, 1999	June 30, 2000

	(Unaudited)	(Unaudited)

Total revenue	$5,006,939	$7,454,747

Net loss	$(44,521,789)	$(35,548,217)

Net loss per share	$(2.10)	$(1.65)

3. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, “Earnings per Share,” using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Potentially dilutive options to purchase 3,786,119 shares of common stock with a weighted average exercise price of $8.50 per share were outstanding at June 30, 2000 and were excluded from the presentation of diluted net loss per share, as they are antidilutive due to the net loss. There were no options or warrants outstanding as of June 30, 1999.

4. RELATED-PARTY BORROWINGS

In conjunction with the acquisition of DPSC, we received a commitment for a $15 million line of credit from InterCept. On March 24, 2000, pending the finalization of the line of credit, we issued a promissory note to InterCept in the principal amount of approximately $7.8 million, which reflected the amount borrowed under terms consistent with the commitment as of that date. This note bore interest at a rate of prime plus 2% and was secured by substantially all of our assets. Accrued interest under this note was payable monthly beginning May 1, 2000. The borrowings were used to fund working capital requirements.

In May 2000, the $15 million line of credit agreement with InterCept was finalized. At that time the outstanding principal balance due on the promissory note issued to InterCept was transferred to the line of credit. The line of credit bears interest at a rate of prime plus 2% and is secured by substantially all of our assets. Accrued interest under the line of credit is payable quarterly beginning July 1, 2000. The principal balance is payable at maturity on May 31, 2003. These borrowings are being used to fund working capital requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of Netzee and its management with respect to, among other things: (1) whether we can successfully combine the operations we have acquired, and operations we may acquire, to create or continue improvements in our financial condition; (2) the anticipated impact of certain events and circumstances; (3) trends affecting our operations, financial condition and business; (4) our growth and operating strategies; (5) our ability to achieve our sales objectives; (6) the continued and future acceptance of and demand for our products and services by our customers and their customers; (7) our ability to raise additional capital if and when needed; and (8) whether our current or future strategic marketing alliances, including those with banking organizations, bankers’ banks and other financial institutions, will be successful in generating sales or in improving our business, results of operations or financial condition. The words “may,” “will,” “anticipate,” “believe,” “intend,” “plan,” “allow,” “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to the integration of acquired assets and businesses; our ability to achieve, manage or maintain growth and execute our business strategy successfully; our dependence on developing, testing and implementing enhanced and new products and services; our ability to sell our products and services to financial institution customers and their customers; our ability to respond to competition; the volatility associated with Internet-related companies; and various other factors discussed in detail in this Form 10-Q and in the section entitled “Factors that May Affect Our Future Results of Operations or Financial Condition” in our Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 29, 2000, as amended on May 1, 2000. Netzee undertakes no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Overview

We are a rapidly growing provider of integrated Internet banking products and services and Internet commerce solutions to financial institutions and their customers. We provide a retail suite of integrated Internet banking products and services and Internet commerce solutions to financial institutions. The retail suite provides cost-effective, outsourced, secure and scalable Internet banking and Internet commerce solutions that enable financial institutions to offer to their customers a wide array of financial products and services over the Internet. We also market and sell a wholesale suite of products and services that help fulfill certain operational needs and regulatory requirements of financial institutions. We began to market and sell Internet-based financial information tools in March 2000, as a result of our acquisition of DVI. Our wholesale suite of products and services enables financial institutions to create internal efficiencies and provides employees with information to better manage banking operations.

Prior to July 1, 1999, we derived our revenues from software license, hardware and implementation fees for Internet and telephone banking products and services. Software license, hardware and implementation fees were recognized upon implementation, and maintenance and service fees were recognized on a monthly basis as the services were provided.

During the third and fourth quarters of 1999, we changed pricing policies for our existing retail products and services and modified the pricing policies of the Acquired Entities to more closely match our new pricing policies. For our retail suite of products and services, we charge a fixed monthly fee based on the number and type of products and services purchased by the financial institution. We also charge variable fees that are based on the number of end users and the number of transactions for certain retail products and services. We generally provide products and services under contracts with terms ranging from three to five years. For some of our wholesale suite of products, we charge an annual software subscription fee based on the products purchased. For other wholesale products, we charge variable fees that are based on the number of end users or transactions initiated by the financial institution.

Our costs of service, license, hardware, implementation and maintenance are comprised of the initial equipment and personnel costs required to implement Internet and telephone banking for our financial institution customers, ongoing personnel and system maintenance costs associated with our data centers, royalties paid to information providers, and production and shipping costs associated with our regulatory reporting software.

Selling and marketing expenses include marketing expenses, sales commissions and costs, and sales employee compensation and benefits. Commissions are paid to sales personnel based on products and services sold.

General and administrative expenses include employee compensation and benefits and general office expenses incurred in the ordinary course of business.

Depreciation consists of depreciation of property, equipment and software.

Amortization of intangible assets relates to purchase accounting adjustments resulting from our acquisitions. Intangible assets are being amortized over lives ranging from two to five years.

Stock-based compensation consists of amortization of deferred compensation for certain stock options with an exercise price below the initial public offering price and compensation expense for stock sold or awarded to employees at prices below the initial public offering price.

We use cash loss as a metric to measure company performance. Cash loss is defined as net loss attributable to common shareholders, excluding the effects of amortization of intangible assets and stock-based compensation.

We have incurred operating losses through June 30, 2000. Due to the uncertainty of the realizability of the net operating losses, we have not reflected an income tax benefit in our statements of operations, and we have recorded a valuation for the full amount of our net operating loss carryforwards.

Although we have experienced significant growth in customers and revenues, we have incurred substantial operating losses and negative cash flows from operations due to our pricing structure of little or no up-front fees, increasing our sales staff, expanding our data center operations and increasing staff required to support our growth. We incurred net losses of approximately $284,000 and $17.9 million for the three months ended June 30, 1999 and June 30, 2000, respectively. Depreciation, amortization and the amortization of stock-based compensation accounted for 80% of the net loss attributable to common shareholders for the three months ended June 30, 2000. We incurred cash losses of approximately $180,000 and $3.9 million for the three months ended June 30, 1999 and June 30, 2000, respectively.

We incurred net losses of approximately $356,000 and $33.7 million for the six months ended June 30, 1999 and June 30, 2000, respectively. Depreciation, amortization and the amortization of stock-based compensation accounted for 81% of the net loss attributable to common shareholders for the six months ended June 30, 2000. We incurred cash losses of approximately $215,000 and $7.2 million for the six months ended June 30, 1999 and June 30, 2000, respectively. We anticipate that we will continue to incur substantial operating losses and negative cash flows for the foreseeable future.

RESULTS OF OPERATIONS

The following tables set forth the results of our operations for the three months and the six months ended June 30, 1999 and 2000, selected cash flow information for the six months ended June 30, 1999 and 2000, and selected balance sheet data as of December 31, 1999 and June 30, 2000. These operating results are not necessarily indicative of our future results.

	For the Three Months Ended				For the Six Months Ended

		% of		% of		% of		% of
	June 30, 1999	Revenue	June 30, 2000	Revenue	June 30, 1999(1)	Revenue	June 30, 2000	Revenue

	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenues	$175,613	100%	$4,313,940	100%	$340,697	100%	$7,171,984	100%

Costs of service, license, implementation and maintenance	83,919	48%	2,121,606	49%	170,812	50%	3,712,508	52%

Gross profit	91,694	52%	2,192,334	51%	169,885	50%	3,459,476	48%

Selling and marketing	120,922	69%	2,773,335	64%	139,941	41%	5,015,410	70%

General and administrative	110,042	63%	2,595,255	60%	186,118	55%	4,424,077	62%

Total selling, general and administrative	230,964	132%	5,368,590	124%	326,059	96%	9,439,487	132%

Depreciation	40,750	23%	414,278	10%	55,001	16%	689,556	10%

Interest expense, net	0	0%	228,113	5%	3,897	1%	296,840	4%

Preferred dividends	0	0%	130,000	3%	0	0%	260,000	4%

Subtotal other cash expenses	40,750	23%	772,391	18%	58,898	17%	1,246,396	18%

Cash loss (2)	(180,020)		(3,948,647)		(215,072)		(7,226,407)

Amortization	104,204		13,163,594		140,747		24,897,392

Stock-based compensation	0		789,563		0		1,582,322

Net loss attributable to common shareholders	$(284,224)		$(17,901,804)		$(355,819)		$(33,706,121)

Basic and diluted net loss per share	$(0.04)		$0.82)		$(0.04)		$(1.59)

Cash loss per share (2)	$(0.02)		$(0.18)		$(0.03)		$(0.34)

Weighted average common shares outstanding	8,000,000		21,705,907		8,000,000		21,243,417

Selected Cash Flow Information:

	For the Six Months Ended

	June 30, 1999 (1)	June 30, 2000

	(Unaudited)	(Unaudited)
Cash used in operating activities	$(408,708)	$(6,219,499)

Cash used in investing activities	(862,728)	(2,303,964)

Cash provided by financing activities	1,257,451	2,675,084

Net decrease in cash and cash equivalents	$(13,985)	$(5,848,379)

Selected Balance Sheet Data:

	December 31, 1999	June 30, 2000

		(Unaudited)
Cash and cash equivalents	$11,255,099	$5,406,720

Accounts receivable, net	2,496,953	2,309,665

Leases receivable	1,252,979	1,702,990

Notes receivable from shareholders	3,314,799	3,066,914

Deferred revenue	6,329,310	8,750,622

(1)	The results of operations and statement of cash flows for the Predecessor from January 1, 1999 to February 28, 1999 and the results of operations for Netzee for the period from March 1, 1999 to June 30, 1999 have been combined for comparative purposes.

(2)	Cash loss is defined as net loss attributable to common shareholders, excluding the effect of amortization of intangibles and stock-based compensation. Cash loss and cash loss per share are not measures of financial performance under generally accepted accounting principles and should not be considered as an alternative either to net loss attributable to common shareholders as an indicator of our operating performance, or to cash flow as a measure of our liquidity.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues

Total revenues increased approximately $4.1 million or 2,357% from approximately $176,000 for the three months ended June 30, 1999 to approximately $4.3 million for the three months ended June 30, 2000. This increase consisted primarily of an increase in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers obtained from the Acquired Entities, increased customers from our sales efforts and additional product offerings.

Costs of service, license, hardware, implementation and maintenance

Costs of service, license, hardware, implementation and maintenance increased approximately $2.0 million or 2,428% from approximately $84,000 for the three months ended June 30, 1999 to approximately $2.1 million for the three months ended June 30, 2000. The increase in the costs of service, license, hardware, implementation and maintenance was due primarily to an increase in the number of new institutional customers for which we have implemented our products. Additionally, we experienced increased data center costs required to support the increase in the total number of institutions to which we provided services.

Selling and marketing expenses

Selling and marketing expenses increased approximately $2.7 million or 2,193% from approximately $121,000 for the three months ended June 30, 1999 to approximately $2.8 million for the three months ended June 30, 2000. The increase in selling and marketing expenses was due to an increase in sales personnel and an increase in sales commissions paid on new sales. We also increased our advertising expenditures in order to increase our brand recognition and our end-user penetration.

General and administrative expenses

General and administrative expenses increased approximately $2.5 million or 2,258% from approximately $110,000 for the three months ended June 30, 1999 to approximately $2.6 million for the three months ended June 30, 2000. The increase in general and administrative expenses was due to increases in overall business and operating activities, an increase in the number of employees obtained primarily from the Acquired Entities and an increase in management and support staff to support our growth.

Depreciation

Depreciation increased approximately $373,000 or 917% from approximately $41,000 for the three months ended June 30, 1999 to approximately $414,000 for the three months ended June 30, 2000. This increase was due primarily to the depreciation of acquired assets and from depreciation associated with capital acquisitions used to support our growth.

Interest expense, net

Net interest expense increased to approximately $228,000 for the three months ended June 30, 2000 from $0 for the three months ended June 30, 1999. The increase was due to debt incurred to fund our operations.

Cash loss

Cash loss increased $3.8 million from $180,000 for the three months ended June 30, 1999 to $3.9 million for the three months ended June 30, 2000. The increase was due to increases in operating expenses, including selling and marketing, general and administrative, depreciation, interest and preferred dividends. Operating expenses have increased as we have continued to increase our sales staff, expand our data center operations, and increase the staff necessary to support our growth.

Amortization expense

Amortization expense increased to approximately $13.2 million for the three months ended June 30, 2000 from approximately $104,000 for the three months ended June 30, 1999. Amortization expense increased due to an increase in intangible assets recorded as a result of purchase accounting adjustments associated with our acquisitions.

Stock-based compensation

Stock-based compensation expense increased to approximately $790,000 for the three months ended June 30, 2000 from $0 for the three months ended June 30, 1999 as there were no options or stock issued with an exercise price below fair market value as of that date.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues

Total revenues increased approximately $6.8 million or 2,005% from approximately $341,000 for the six months ended June 30, 1999 to approximately $7.2 million for the six months ended June 30, 2000. This increase consisted primarily of an increase in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers obtained from the Acquired Entities and additional product offerings.

Costs of service, license, hardware, implementation and maintenance

Costs of service, license, hardware, implementation and maintenance increased approximately $3.5 million or 2,073% from approximately $171,000 for the six months ended June 30, 1999 to approximately $3.7 million for the six months ended June 30, 2000. The increase in the costs of service, license, hardware, implementation and maintenance was due primarily to an increase in the number of new institutional customers for which we have implemented our products. Additionally, we experienced increased data center costs required to support the increase in the total number of institutions to which we provided services.

Selling and marketing expenses

Selling and marketing expenses increased approximately $4.9 million or 3,484% from approximately $140,000 for the six months ended June 30, 1999 to approximately $5.0 million for the six months ended June 30, 2000. The increase in selling and marketing expenses was due to an increase in sales personnel and an increase in sales commissions paid on new sales. We also increased our advertising expenditures in order to increase our brand recognition and our end-user penetration.

General and administrative expenses

General and administrative expenses increased approximately $4.2 million or 2,277% from approximately $186,000 for the six months ended June 30, 1999 to approximately $4.4 million for the six months ended June 30, 2000. The increase in general and administrative expenses was due to increases in overall business and operating activities, an increase in the number of employees obtained primarily from the Acquired Entities and an increase in management and support staff to support our growth.

Depreciation

Depreciation increased approximately $635,000 or 1,154% from approximately $55,000 for the six months ended June 30, 1999 to approximately $690,000 for the six months ended June 30, 2000. This increase was due primarily to the depreciation of acquired assets and from depreciation associated with capital acquisitions used to support our growth.

Interest expense, net

Net interest expense increased approximately $293,000 from approximately $4,000 for the six months ended June 30, 1999 to approximately $297,000 for the six months ended June 30, 2000. The increase was due primarily to additional debt incurred to fund our operations.

Cash loss

Cash loss increased $7.0 million from $215,000 for the six months ended June 30, 1999 to $7.2 million for the six months ended June 30, 2000. The increase was due to increases in operating expenses, including selling and marketing, general and administrative, depreciation, interest and preferred dividends. Operating expenses have increased as we have continued to increase our sales staff, expand our data center operations, and increase the staff necessary to support our growth.

Amortization expense

Amortization expense increased to approximately $24.9 million for the six months ended June 30, 2000 from approximately $141,000 for the six months ended June 30, 1999. Amortization expense increased due to an increase in intangible assets recorded as a result of purchase accounting adjustments associated with our acquisitions.

Stock-based compensation

Stock-based compensation increased to approximately $1.6 million for the six months ended June 30, 2000 from $0 for the six months ended June 30, 1999 as there were no options or stock issued with an exercise price below fair market value as of that date.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash of approximately $409,000 and $6.2 million for the period from January 1, 1999 to June 30, 1999 and the period from January 1, 2000 to June 30, 2000, respectively. Cash used in operating activities for the period from January 1, 1999 to June 30, 1999 and the period from January 1, 2000 to June 30, 2000 resulted primarily from our net operating losses.

Our investing activities used cash of approximately $863,000 and $2.3 million for the period from January 1, 1999 to June 30, 1999 and the period from January 1, 2000 to June 30, 2000, respectively. Cash used in investing activities from January 1, 2000 to June 30, 2000 primarily resulted from the continued investment in hardware for our data centers to support our growth.

Our financing activities generated cash of approximately $1.3 million and $2.7 million for the period from January 1, 1999 to June 30, 1999 and the period from January 1, 2000 to June 30, 2000, respectively. Cash generated for the period from January 1, 1999 to June 30, 1999 was primarily due to a capital contribution from InterCept, which at the time was the parent of our Predecessor. Cash generated for the period from January 1, 2000 to June 30, 2000 was primarily from borrowings on the line of credit with InterCept offset by the repayment of certain debt assumed from DVI.

The Company has a $15.0 million line of credit with InterCept. The line of credit bears interest at prime plus 2% with a term of three years and is secured by substantially all assets of the Company. Borrowings on the line of credit have been used primarily to fund working capital needs.

The period from January 1 to June 30, 2000 showed a decline of approximately $5.8 million in cash and cash equivalents. This decline is due primarily to our operating losses, the continued expansion of our data centers and operations, and the repayment of debt assumed from DVI.

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

YEAR 2000 ISSUE

The year 2000 issue refers to the problems that may have arisen from the improper processing of dates and date-sensitive calculations by computers and embedded microprocessors as the year 2000 was reached. These problems generally arose from the fact that most computer hardware and software components historically have been programmed to use only two digits to identify the year in a date. For example, the computer would recognize a code of “00” as the year 1900 rather than the year 2000. As of August 4, 2000, we had not encountered any significant year 2000 business interruptions or losses, either from our own systems or from those of our suppliers or customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our operations and do not have operations subject to fluctuations in foreign currency exchange rates. We have a line of credit with InterCept that has an interest rate that fluctuates based on the prime rate. As of June 30, 2000, we had approximately $14.95 million outstanding under this line of credit, which exposes us to interest rate risk. Interest rate risk reflects the fact that increases in interest rates, which may increase the interest rate on our borrowings, would make it more costly to borrow funds thereunder and may impede our acquisition and growth strategies if we determine the costs associated with borrowing funds are too high to implement these strategies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2000, we held our annual shareholders’ meeting. The only matter submitted to a vote of our shareholders at this meeting was the election of four class I director nominees and one class II director nominee. Each nominee had served as a director of Netzee prior to this annual meeting.

The following class I director nominees were elected at this meeting, each to serve for a term of three years and until his successor is elected and qualified:

Class I Director Nominee	Votes For	Votes Withheld

Joel A. Katz	16,519,255	17,718

Stiles A. Kellett, Jr.	16,519,792	17,181

Joseph F. Quinlan, Jr.	16,519,792	17,181

Glenn W. Sturm	16,517,825	19,148

The following class II director nominee was elected at this meeting to serve for a term of one year and until his successor is elected and qualified:

Class I Director Nominee	Votes For	Votes Withheld

Jon R. Burke	16,519,483	17,493

There were no broker non-votes or abstentions cast at the annual meeting.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

2.1	Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.(1)

2.2	Agreement and Plan of Merger, dated September 3, 1999, by and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.(1)

2.3	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank.(1)

2.4	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent BankersBank.(1)

2.5	Acquisition Agreement, dated September 3, 1999, by and among Netzee, Inc., Call Me Bill, LLC and each of the members of Call Me Bill, LLC.(1)

2.6	Asset Transfer Agreement, dated August 6, 1999, by and between The InterCept Group, Inc. and Direct Access Interactive, Inc.(1)

2.7	Agreement and Plan of Merger, dated September 3, 1999, by and between Netzee, Inc. and Direct Access Interactive, Inc.(1)

2.8	Asset Purchase Agreement, dated December 15, 1999, by and among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.(2)

2.9	Asset Purchase Agreement, dated February 28, 2000, by and among Netzee, Inc., Digital Visions, Inc. and certain shareholders of Digital Visions, Inc.(3)

3.1	Amended Articles of Incorporation of Netzee, Inc., as amended to date.(2)

3.2	Amended and Restated Bylaws of Netzee, Inc., as amended.(4)

4.1	Form of Netzee, Inc. common stock certificate.(1)

4.2	Form of Netzee, Inc. Series A 8% Convertible Preferred Stock certificate.(2)

4.3	Registration Rights Agreement, dated August 6, 1999, by and among Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and each of the former shareholders of SBS Corporation.(1)

4.4	Registration Rights Agreement, dated September 3, 1999, by and among Netzee, Inc., The Bankers Bank and TIB The Independent BankersBank.(1)

4.5	Registration Rights Agreement, dated August 31, 1999, by and among Netzee, Inc. and each of the former shareholders of Dyad Corporation.(1)

4.6	Agreement, dated September 3, 1999, by and between Netzee, Inc. and Sirrom Investments, Inc., regarding registration rights of Sirrom.(1)

4.7	Registration Rights Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)

4.8	Warrant, dated October 18, 1999, issued to Kellett Partners, L.P.(1)

4.9	Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(2)

4.10	Registration Rights Agreement, dated March 7, 2000, by and between Netzee, Inc. and Digital Visions, Inc.(3)

10.1	Netzee, Inc. 1999 Stock Option and Incentive Plan.(1)

10.2	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Glenn W. Sturm.(1)

10.3	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and John W. Collins.(1)

10.4	Option Agreement, dated August 5, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Richard S. Eiswirth.(1)

10.5	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and Glenn W. Sturm.(1)

10.6	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and C. Michael Bowers.(1)

10.7	Employment Agreement, dated March 1, 2000, by and between Netzee, Inc. and Richard S. Eiswirth.(4)

10.8	Form of Indemnification Agreement to be entered into between Netzee, Inc. and each of its executive officers and directors.(1)

10.9	Promissory Note, dated August 6, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $21,534,625.(1)

10.10	Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $4,399,639.22.(1)

10.11	Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker, to The InterCept Group, Inc. as payee, in the principal amount of $2,882,200.(1)

10.12	Promissory Note, dated September 1, 1999, from John W. Collins as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.13	Promissory Note, dated September 1, 1999, from Glenn W. Sturm as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.14	Promissory Note, dated September 1, 1999, from Donny R. Jackson as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.15	Promissory Note, dated September 1, 1999, from Richard S. Eiswirth as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.16	Line of Credit Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)

10.17	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and TIB The Independent BankersBank.(1)(5)

10.18	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and The Bankers Bank.(1)(5)

10.19	Sublease, dated September 1, 1999, by and between The Bankers Bank and Netzee, Inc.(1)

10.20	Commercial Lease, dated January 9, 1998, by and between DMB, LLC and Netzee, Inc. (as successor to Direct Access Interactive, Inc. (as successor to SBS Corporation)).(1)

10.21	Employment Agreement, dated February 28, 2000, by and between Netzee, Inc. and Michael E. Murphy.(4)

10.22	Promissory Note, dated March 24, 2000, from Netzee, Inc. as maker, to The InterCept Group, Inc., as payee, in the principal amount of $7,800,000.(4)

10.23	Master Agreement, dated March 1, 2000 by and between Netzee, Inc. and The Bankers Bank.(4)(6)

10.23.1	Amendment to Master Agreement and Schedule, dated June 1, 2000, by and between Netzee, Inc. and The Bankers Bank.(8)

10.24	Maintenance Agreement, dated March 1, 2001, by and between Netzee, Inc. and The Bankers Bank.(4)(6)

10.25	Credit Agreement, dated May 31, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(7)

27.1	Financial Data Schedule (For SEC use only).

(1)	Previously filed as an exhibit to Netzee, Inc.’s Registration Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.

(2)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.

(3)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K dated March 7, 2000, as filed with the Securities and Exchange Commission on March 22, 2000, and hereby incorporated by reference herein.

(4)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 1999, and as amended May 1, 2000, and hereby incorporated by reference herein.

(5)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 8, 1999.

(6)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on July 18, 2000.

(7)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K dated May 31, 2000, as filed with the Securities and Exchange Commission on June 20, 2000.

(8)	Portions of this exhibit were omitted pursuant to a confidential treatment request that Netzee, Inc. has filed with the Securities and Exchange Commission simultaneously herewith.

(b) Reports on Form 8-K

(1)	On May 22, 2000, we filed Amendment No. 1 to our Form 8-K dated March 22, 2000 to include financial statements of Digital Visions, Inc., which we acquired on March 7, 2000.

(2)	On June 20, 2000, we filed a Form 8-K dated May 31, 2000 to report that we finalized a Credit Agreement with The InterCept Group, Inc. on May 31, 2000. No financial statements were filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETZEE, INC.

Date: August 14, 2000	/s/ Richard S. Eiswirth

Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

Date: August 14, 2000	/s/ Jarett J. Janik

Vice President and Controller (Principal Accounting Officer)