Form 10-Q
period 2000-09-30
NETZEE INC
filed 2000-11-14
CIK 1094335

TABLE OF CONTENTS

Asset Purchase Agreement
Asset Purchase Agreement dated September 29, 2000
Amended Articles of Incorporation
Form of Netzee Series B 8%
1st Amendment toRight Agreement
Registration Rights Agreement, dated July 28, 2000
Amendment No.1 to Credit Agreement. dated Septembe
Employment Agreement, dated July 26, 2000
Promissory Note, dated September 29, 2000
Financial Data Schedule

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ to _____, 20_____.

Commission file number: 0-27925

Netzee, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2488883

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2000, there were 26,428,083 shares of the Registrant’s Common Stock outstanding.

NETZEE, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	1999	2000

ASSETS		(Unaudited)
Current assets:

Cash and cash equivalents	$11,255,099	$5,254,925

Accounts receivable, net of allowance for doubtful accounts of $242,750 and $813,308 at December 31, 1999 and September 30, 2000, respectively	2,496,953	2,425,557

Leases receivable, current	330,191	419,435

Prepaid and other current assets	503,364	788,859

Total current assets	14,585,607	8,888,776

Property and equipment, net	6,938,710	9,634,805

Intangible assets, net of accumulated amortization of $12,756,780 and $51,049,356 at December 31, 1999 and September 30, 2000, respectively	120,611,688	108,747,312

Leases receivable, net of current portion	922,788	1,573,652

Other assets	185,463	170,198

Total assets	$143,244,256	$129,014,743

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$4,234,307	$4,380,296

Deferred revenue	5,425,278	6,255,734

Notes payable	103,462	134,231

Other current liabilities	24,200	415,534

Total current liabilities	9,787,247	11,185,795

Related-party borrowings	10,956,930	15,000,000

Notes payable, net of current portion	1,215,673	6,507,500

Deferred revenue, net of current portion	904,032	1,466,944

Total liabilities	22,863,882	34,160,239

Commitments and contingencies Shareholders’ equity:

Preferred stock, no par value, 5,000,000 shares authorized:

8% convertible preferred stock, no par value, $13 stated value; 500,000 shares authorized, 500,000 shares issued and outstanding at December 31, 1999 and September 30, 2000	6,500,000	6,500,000

Common stock, no par value, 70,000,000 shares authorized, 20,395,855 shares issued and outstanding at December 31, 1999 and 22,028,083 shares issued and outstanding at September 30, 2000	148,056,611	176,021,418

Notes receivable from shareholders	(3,314,799)	(3,122,972)

Deferred stock compensation	(8,547,212)	(6,201,621)

Warrants outstanding for the purchase of 461,876 shares and 0 shares at December 31, 1999 and September 30, 2000, respectively	4,618,760	0

Accumulated deficit	(26,932,986)	(78,342,321)

Total shareholders’ equity	120,380,374	94,854,504

Total liabilities and shareholders’ equity	$143,244,256	$129,014,743

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

NETZEE, INC. AND SUBSIDIARIES

(FORMERLY DIRECT ACCESS INTERACTIVE, INC. (“PREDECESSOR”))

CONSOLIDATED STATEMENTS OF OPERATIONS

	Netzee, Inc.	Netzee, Inc.	Predecessor	Netzee, Inc.

			For the	For the
	Three Months	Three Months	Period from	Period from	Nine Months
	Ended	Ended	January 1,	March 1,	Ended
	September	September	1999 to February	1999 to	September
	30, 1999	30, 2000	28, 1999	September 30, 2000	30, 2000

	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Statement of Operations Data:

Revenues:

Monthly maintenance and service	$520,450	$4,873,855	$33,082	$606,513	$11,508,301

License, hardware, implementation and other	69,397	504,426	57,080	233,869	1,041,964

Total revenues	589,847	5,378,281	90,162	840,382	12,550,265

Operating expenses:

Costs of service, license, hardware, implementation and maintenance	490,528	2,595,082	44,358	616,982	6,307,590

Selling and marketing	601,362	2,332,973	12,350	728,953	7,348,383

General and administrative	454,521	3,046,508	49,399	591,240	7,470,585

Depreciation	35,585	522,273	667	89,919	1,211,829

Stock-based compensation	2,114,567	763,269	0	2,114,567	2,345,591

Amortization	4,270,207	13,409,193	1,809	4,409,145	38,306,585

Total operating expenses	7,966,770	22,669,298	108,583	8,550,806	62,990,563

Operating loss	(7,376,923)	(17,291,017)	(18,421)	(7,710,424)	(50,440,298)

Interest expense, net	344,192	282,197	3,469	344,620	579,037

Net loss before preferred dividends	(7,721,115)	(17,573,214)	(21,890)	(8,055,044)	(51,019,335)

Preferred dividends	0	130,000	0	0	390,000

Net loss attributable to common shareholders	$(7,721,115)	$(17,703,214)	$(21,890)	$(8,055,044)	$(51,409,335)

Basic and diluted loss per share	$(0.64)	$(0.81)		$(0.86)	$(2.39)

Weighted average common shares outstanding	11,986,670	21,934,170		9,343,494	21,475,349

The accompanying notes are an integral part of these consolidated statements.

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

NETZEE, INC. AND SUBSIDIARIES
(FORMERLY DIRECT ACCESS INTERACTIVE, INC. (“PREDECESSOR”))
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor	Netzee, Inc.

	For the Period from	For the Period from
	January 1, 1999 to	March 1, 1999 to	Nine Months Ended
	February 28, 1999	September 30, 1999	September 30, 2000

		(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss before preferred dividends	$(21,890)	$(8,055,044)	$(51,019,335)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	2,476	89,919	1,211,829

Amortization	0	4,409,145	38,306,585

Stock-based compensation expense	0	2,114,567	2,345,591

Provision for bad debt	0	0	615,215

Interest income on shareholder notes	0	(65,105)	(168,173)

Changes in assets and liabilities, net of effect of acquisitions:

Accounts receivable	12,606	(183,564)	(404,392)

Leases receivable	0	(202,464)	(740,108)

Prepaid and other assets	0	(145,695)	(220,871)

Accounts payable and accrued liabilities	(42,889)	110,856	(1,739,046)

Deferred revenue	41,222	298,210	1,357,235

Other liabilities	0	0	(30,160)

Net cash used in operating activities	(8,475)	(1,629,175)	(10,485,630)

Cash flows from investing activities:

Acquisitions, net of cash acquired	0	(29,336,906)	0

Purchase of property, equipment and capitalized software, net	0	(1,203,034)	(3,613,447)

Net cash used in investing activities	0	(30,539,940)	(3,613,447)

Cash flows from financing activities:

Borrowings from shareholder	0	30,873,202	17,046,095

Repayments to shareholder	0	0	(13,003,025)

Borrowings on notes payable	0	0	5,400,192

Repayments of notes payable	0	(277,473)	(3,198,756)

Payments of preferred stock dividends	0	0	(24,200)

Exercise of warrants	0	0	1,501,097

Payments on shareholder notes	0	0	360,000

Exercise of options for common stock	0	0	17,500

Contributions from shareholder	0	1,132,310	0

Sale of common stock	0	726,561	0

Decrease in related-party loans from shareholder of predecessor entity	(2,000)	0	0

Net cash (used in) provided by financing activities	(2,000)	32,454,600	8,098,903

Net (decrease) increase in cash and cash equivalents	(10,475)	285,485	(6,000,174)

Cash and cash equivalents, beginning of period	13,985	3,510	11,255,099

Cash and cash equivalents, end of period	$3,510	$288,995	$5,254,925

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,971	$12,515	$284,732

Supplemental disclosure of non-cash investing and financing activities:

Stock issued for exercise of warrants, net of cash received	$0	$0	$4,618,760

Stock issued for acquisitions	$0	$64,010,575	$21,934,929

Stock issued in connection with marketing agreements, net of cash paid	$0	$1,079,096	$0

Exercise of stock options for notes receivable	$0	$93,300	$0

Stock issued for notes receivable	$0	$3,295,000	$0

The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC. AND SUBSIDIARIES

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

Direct Access Interactive, Inc. (“Direct Access” or the “Predecessor”) was incorporated on October 10, 1996. On March 9, 1999, Direct Access was purchased by The InterCept Group, Inc. (“InterCept”). Direct Access was operated as a separate subsidiary of InterCept. On August 6, 1999, Direct Access purchased the remote banking operations of SBS Corporation (“SBS”). Direct Access was later merged with and into Netzee. On September 3, 1999, we purchased the Internet banking divisions of TIB The Independent BankersBank (“TIB”) and The Bankers Bank, and we acquired Dyad Corporation and subsidiaries (“Dyad”) and Call Me Bill, LLC (“Call Me Bill”). On December 15, 1999, we purchased DPSC Software, Inc. (“DPSC”). On March 7, 2000, we purchased Digital Visions, Inc. (“DVI”). SBS, TIB, The Bankers Bank, Dyad, Call Me Bill, DPSC and DVI are hereafter collectively referred to as the “Acquired Entities.”

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

The consolidated statements of operations and statements of cash flows for the Predecessor and our Company are not comparable in all material respects, since those financial statements report the results of operations and cash flows on a different basis of accounting. Although Direct Access was acquired on March 9, 1999, the accompanying unaudited financial statements for the period from March 1, 1999 to September 30, 1999 are presented as if the acquisition occurred on the close of business on February 28, 1999 instead of March 9, 1999. The operations between March 1, 1999 and March 9, 1999 were not material. The consolidated statements of operations and statements of cash flows prior to March 1, 1999 present the results of operations and cash flows of Direct Access, the predecessor to Netzee.

The unaudited consolidated financial statements include the accounts of our company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the near future, we will require additional funds to support our operations. We may seek to raise such funds through public or private offering of debt or equity, the sale of assets, or from other sources. No assurance can be given that additional funds will be available, or that if available, such funds will be available on terms favorable to us or our shareholders. The ability of the corporation to continue as a going concern and to meet our obligations as they come due will be dependent upon our ability to raise additional funds.

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

	Nine Months Ended	Nine Months Ended
	September 30, 1999	September 30, 2000

	(Unaudited)	(Unaudited)

Total revenue	$7,503,620	$12,833,028

Net loss	$(46,445,634)	$(53,251,431)

Net loss per share	$(2.19)	$(2.46)

3. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, “Earnings per Share,” using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Potentially dilutive options to purchase 3,669,991 shares of common stock with a weighted average exercise price of $8.16 per share and 1,849,500 shares of common stock with a weighted average exercise price of $3.96 per share were outstanding at September 30, 2000 and September 30, 1999, respectively. The options have been excluded from the presentation of diluted net loss per share, as they are antidilutive due to the net loss.

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

In May 2000, the $15 million line of credit agreement with InterCept was finalized. At that time the outstanding principal balance due on the promissory note issued to InterCept was transferred to the line of credit. The line of credit bears interest at a rate of prime plus 2% and is secured by substantially all of our assets. Accrued interest under the line of credit is payable quarterly beginning July 1, 2000. The principal balance is payable at maturity on May 31, 2003. These borrowings are being used to fund working capital requirements. At September 30, 2000 the outstanding balance on the line of credit was $15.0 million.

5. NOTE PAYABLE

On September 29, 2000, Netzee entered into an acquisition agreement with John H. Harland Company (“Harland”) to acquire Harland’s Internet banking and bill payment businesses. Simultaneously with the signing of the acquisition agreement, we borrowed $5.0 million from Harland pursuant to a promissory note. The note bears interest at a rate of prime plus 2% and is secured by substantially all of our assets. Accrued interest under the note is payable quarterly beginning January 1, 2001. The principal balance is payable at maturity on September 29, 2005. Subsequent to September 29, 2002, Harland has the right to demand full payment of the note and all accrued interest with 30 days’ notice. The proceeds from the note are being used to fund working capital requirements.

6. SUBSEQUENT EVENT

On November 10, 2000, pursuant to the terms of the asset purchase agreement dated September 29, 2000, Netzee completed the acquisition of certain operating assets and assumed certain operating liabilities of the Internet banking and bill payment businesses of Harland. The total purchase price was 4.4 million shares of Netzee common stock. The acquisition was accounted for using the purchase method of accounting. The excess of purchase price over net tangible assets was allocated to acquired technology, work force and contracts in process.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITION RESULTS OF OPERATIONS

The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of Netzee and its management with respect to, among other things: (1) our ability to raise additional capital if and when needed; (2) whether we can successfully combine the operations we have acquired, and operations we may acquire, to create or continue improvements in our financial condition; (3) the anticipated impact of certain events and circumstances; (4) trends affecting our operations, financial condition and business; (5) our growth and operating strategies; (6) our ability to achieve our sales objectives; (7) the continued and future acceptance of and demand for our products and services by our customers and their customers; and (8) whether our current or future strategic marketing alliances, including those with banking organizations, bankers’ banks and other financial institutions, will be successful in generating sales or in improving our business, results of operations or financial condition. The words “may,” “will,” “anticipate,” “believe,” “intend,” “plan,” “allow,” “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to the integration of acquired assets and businesses; our ability to achieve, manage or maintain growth and execute our business strategy successfully; our dependence on developing, testing and implementing enhanced and new products and services; our ability to sell our products and services to financial institution customers and their customers; our ability to respond to competition; the volatility associated with Internet-related companies; and various other factors discussed in detail in this Form 10-Q and in the section entitled “Factors that May Affect Our Future Results of Operations or Financial Condition” in our Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 29, 2000, as amended on May 1, 2000 and other reports filed by Netzee under the Securities Exchange Act of 1934, as amended. Netzee undertakes no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

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

Amortization of intangible assets relates to purchase accounting adjustments resulting from our acquisitions. These assets have been allocated to acquired technology, workforce, contracts in progress, and goodwill. Intangible assets are being amortized over lives ranging from two to five years.

Stock-based compensation consists of amortization of deferred compensation for certain stock options with an exercise price below the initial public offering price and compensation expense for stock sold or awarded to employees at prices below the initial public offering price.

We use cash loss as a metric to measure company performance. Cash loss is defined as net loss attributable to common shareholders, excluding the non-cash effects of amortization of intangible assets and stock-based compensation. Depreciation expense is included in cash loss as a measure of capital expenditures.

We have incurred operating losses through September 30, 2000. Due to the uncertainty of the realizability of the net operating losses, we have not reflected an income tax benefit in our statements of operations, and we have recorded a valuation allowance for the full amount of our net operating loss carryforwards.

RESULTS OF OPERATIONS

The following tables set forth the results of our operations for the three months and the nine months ended September 30, 1999 and 2000, selected cash flow information for the nine months ended September 30, 1999 and 2000, and selected balance sheet data as of December 31, 1999 and September 30, 2000. These operating results are not necessarily indicative of our future results.

	For the Three Months Ended				For the Nine Months Ended

	September 30,	% of	September 30,	% of	September 30,	% of	September 30,	% of
	1999	Revenue	2000	Revenue	1999(1)	Revenue	30, 2000	Revenue

	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenues	$589,847	100%	$5,378,281	100%	$930,544	100%	$12,550,265	100%

Costs of service, license, implementation and maintenance	490,528	83%	2,595,082	48%	661,340	71%	6,307,590	50%

Gross profit	99,319	17%	2,783,199	52%	269,204	29%	6,242,675	50%

Selling and marketing	601,362		2,332,973		741,303		7,348,383

General and administrative	454,521		3,046,508		640,639		7,470,585

Depreciation	35,585		522,273		90,586		1,211,829

Interest expense, net	344,192		282,197		348,089		579,037

Preferred dividends	0		130,000		0		390,000

Total cash expenses	1,435,660		6,313,951		1,820,617		16,999,834

Cash loss (2)	(1,336,341)		(3,530,752)		(1,551,413)		(10,757,159)

Amortization	4,270,207		13,409,193		4,410,954		38,306,585

Stock-based compensation	2,114,567		763,269		2,114,567		2,345,591

Net loss attributable to common shareholders	$(7,721,115)		$(17,703,214)		$(8,076,934)		$(51,409,335)

Basic and diluted net loss per share	$(0.64)		$(0.81)		$(0.86)		$(2.39)

Cash loss per share (2)	$(0.11)		$(0.16)		$(0.17)		$(0.50)

Weighted average common shares outstanding	11,986,670		21,934,170		9,343,494		21,475,349

                             Selected Cash Flow Information:

	For the Nine Months Ended

	September 30, 1999(1)	September 30, 2000

	(Unaudited)	(Unaudited)
Cash used in operating activities	$(1,637,650)	$(10,485,630)

Cash used in investing activities	(30,539,940)	(3,613,447)

Cash provided by financing activities	32,452,600	8,098,903

Net increase (decrease) in cash and cash equivalents	$275,010	$(6,000,174)

                             Selected Balance Sheet Data:

	December 31, 1999	September 30, 2000

		(Unaudited)
Cash and cash equivalents	$11,255,099	$5,254,925

Accounts receivable, net	2,496,953	2,425,557

Leases receivable	1,252,979	1,993,087

Notes receivable from shareholders	3,314,799	3,122,972

Deferred revenue	6,329,310	7,722,678

(1)	The results of operations and statement of cash flows for the Predecessor from January 1, 1999 to February 28, 1999 and the results of operations for Netzee for the period from March 1, 1999 to September 30, 1999 have been combined for comparative purposes.

(2)	Cash loss is defined as net loss attributable to common shareholders, excluding the non-cash effect of amortization of intangibles and stock-based compensation. Depreciation expense is included in cash loss as a measure of capital expenditures. Cash loss and cash loss per share are not measures of financial performance under generally accepted accounting principles and should not be considered as an alternative either to net loss attributable to common shareholders as an indicator of our operating performance, or to cash flow as a measure of our liquidity.

Although we have experienced significant growth in customers and revenues, we have incurred substantial operating losses and negative cash flows from operations due to: our pricing structure of little or no up-front fees, increasing our sales staff, expanding our data center operations and increasing staff required to support our growth. We incurred net losses of approximately $7.7 million and $17.7 million for the three months ended September 30, 1999 and September 30, 2000, respectively. Depreciation, amortization and the amortization of stock-based compensation accounted for 83% of the net loss attributable to common shareholders for the three months ended September 30, 2000. We incurred cash losses of approximately $1.3 million and $3.5 million for the three months ended September 30, 1999 and September 30, 2000, respectively.

We incurred net losses of approximately $8.1 million and $51.4 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. Depreciation, amortization and the amortization of stock-based compensation accounted for 81% of the net loss attributable to common shareholders for the nine months ended September 30, 2000. We incurred cash losses of approximately $1.6 million and $10.8 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. We anticipate that we will continue to incur substantial operating losses and negative cash flows for the foreseeable future.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

Total revenues increased approximately $4.8 million or 812% from approximately $590,000 for the three months ended September 30, 1999 to approximately $5.4 million for the three months ended September 30, 2000. This increase consisted primarily of an increase in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers obtained from the Acquired Entities, increased customers from our sales efforts and additional product offerings resulting from acquisitions.

Costs of service, license, hardware, implementation and maintenance

Costs of service, license, hardware, implementation and maintenance increased approximately $2.1 million or 429% from approximately $491,000 for the three months ended September 30, 1999 to approximately $2.6 million for the three months ended September 30, 2000. The increase in the costs of service, license, hardware, implementation and maintenance was due primarily to an increase in the number of new institutional customers for which we have implemented our products. Additionally, we experienced increased data center costs required to support the increase in the total number of institutions to which we provided services.

Selling and marketing expenses

Selling and marketing expenses increased approximately $1.7 million or 288% from approximately $601,000 for the three months ended September 30, 1999 to approximately $2.3 million for the three months ended September 30, 2000. The increase in selling and marketing expenses was primarily due to an increase in sales personnel and an increase in sales commissions paid on new sales. We have also increased our advertising expenditures in order to increase our brand recognition and our end-user penetration.

General and administrative expenses

General and administrative expenses increased approximately $2.6 million or 570% from approximately $455,000 for the three months ended September 30, 1999 to approximately $3.0 million for the three months ended September 30, 2000. The increase in general and administrative expenses was primarily due to increases in overall business and operating activities, an increase in the number of employees and facilities obtained primarily from the Acquired Entities and an increase in management, support staff and general operating expenses resulting from our growth.

Depreciation

Depreciation increased approximately $487,000 or 1,368% from approximately $36,000 for the three months ended September 30, 1999 to approximately $522,000 for the three months ended September 30, 2000. This increase was due primarily to the depreciation of acquired assets and from depreciation associated with capital acquisitions used to support our growth.

Interest expense, net

Net interest expense decreased to approximately $282,000 for the three months ended September 30, 2000 from $344,000 for the three months ended September 30, 1999. The decrease was due to a reduction in debt for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

Cash loss

Cash loss increased $2.2 million from $1.3 million for the three months ended September 30, 1999 to $3.5 million for the three months ended September 30, 2000. The increase was due to increases in operating expenses, including selling and marketing, general and administrative, depreciation, and preferred dividends. Operating expenses have increased as we have continued to increase our sales staff, expand our data center operations, and increase the staff and general operating expenses necessary to support our growth. The increase in operating expenses has been partially offset by the increase in our revenues.

Amortization expense

Amortization expense increased to approximately $13.4 million for the three months ended September 30, 2000 from approximately $4.3 million for the three months ended September 30, 1999. Amortization expense increased due to an increase in intangible assets recorded as a result of purchase accounting adjustments associated with our acquisitions.

Stock-based compensation

Stock-based compensation expense decreased to approximately $763,000 for the three months ended September 30, 2000 from $2.1 million for the three months ended September 30, 1999. The decrease was due to a decrease in the number of options vesting.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

Total revenues increased approximately $11.6 million or 1,249% from approximately $931,000 for the nine months ended September 30, 1999 to approximately $12.6 million for the nine months ended September 30, 2000. This increase consisted primarily of an increase in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers obtained from the Acquired Entities and additional product offerings resulting from acquisitions.

Costs of service, license, hardware, implementation and maintenance

Costs of service, license, hardware, implementation and maintenance increased approximately $5.6 million or 854% from approximately $661,000 for the nine months ended September 30, 1999 to approximately $6.3 million for the nine months ended September 30, 2000. The increase in the costs of service, license, hardware, implementation and maintenance was due primarily to an increase in the number of new institutional customers for which we have implemented our products. Additionally, we experienced increased data center costs required to support the increase in the total number of institutions to which we provided services.

Selling and marketing expenses

Selling and marketing expenses increased approximately $6.6 million or 891% from approximately $741,000 for the nine months ended September 30, 1999 to approximately $7.3 million for the nine months ended September 30, 2000. The increase in selling and marketing expenses was primarily due to an increase in sales personnel and an increase in sales commissions paid on new sales. We have also increased our advertising expenditures in order to increase our brand recognition and our end-user penetration.

General and administrative expenses

General and administrative expenses increased approximately $6.8 million or 1,066% from approximately $641,000 for the nine months ended September 30, 1999 to approximately $7.5 million for the nine months ended September 30, 2000. The increase in general and administrative expenses was primarily due to increases in overall business and operating activities, an increase in the number of employees and facilities obtained primarily from the Acquired Entities and an increase in management, support staff and general operating expenses resulting from our growth.

Depreciation

Depreciation increased approximately $1.1 million or 1,238% from approximately $91,000 for the nine months ended September 30, 1999 to approximately $1.2 million for the nine months ended September 30, 2000. This increase was due primarily to the depreciation of acquired assets and from depreciation associated with capital acquisitions used to support our growth.

Interest expense, net

Net interest expense increased approximately $231,000 from approximately $348,000 for the nine months ended September 30, 1999 to approximately $579,000 for the nine months ended September 30, 2000. The increase was due primarily to a higher average debt balance for debt incurred to fund our operations for the nine months ended September 30, 2000, as compared to a lower average debt balance incurred as a result of our borrowings in August and September 1999 to fund certain acquisitions.

Cash loss

Cash loss increased $9.2 million from $1.6 million for the nine months ended September 30, 1999 to $10.8 million for the nine months ended September 30, 2000. The increase was due to increases in operating expenses, including selling and marketing, general and administrative, depreciation, interest and preferred dividends. Operating expenses have increased as we have continued to increase our sales staff, expand our data center operations, and increase the staff necessary to support our growth. The increase in operating expenses has been partially offset by increases in our revenues.

Amortization expense

Amortization expense increased to approximately $38.3 million for the nine months ended September 30, 2000 from approximately $4.4 million for the nine months ended September 30, 1999. Amortization expense increased due to an increase in intangible assets recorded as a result of purchase accounting adjustments associated with our acquisitions.

Stock-based compensation

Stock-based compensation increased to approximately $2.3 million for the nine months ended September 30, 2000 from $2.1 million for the nine months ended September 30, 1999. Stock-based compensation expense for the nine months ended September 30, 2000 included nine months of amortization for certain stock options issued with an exercise price below the initial public offering price. Stock-based compensation expense for the nine months ended September 30, 1999 was due to the expense associated with the vesting of options and issuance of stock at a price below the initial public offering price in August and September 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash of approximately $1.6 million and $10.5 million for the period from January 1, 1999 to September 30, 1999 and the period from January 1, 2000 to September 30, 2000, respectively. Cash used in operating activities for the period from January 1, 1999 to September 30, 1999 and the period from January 1, 2000 to September 30, 2000 resulted primarily from our net operating losses.

Our investing activities used cash of approximately $30.5 million and $3.6 million for the period from January 1, 1999 to September 30, 1999 and the period from January 1, 2000 to September 30, 2000, respectively. Cash used in investing activities from January 1, 1999 to September 30, 1999 resulted from the acquisitions of certain Acquired Entities and the purchase of property, equipment and external software development. Cash used in investing activities from January 1, 2000 to September 30, 2000 primarily resulted from the continued investment in hardware for our data centers to support our growth and corporate operations.

Our financing activities generated cash of approximately $32.5 million and $8.1 million for the period from January 1, 1999 to September 30, 1999 and the period from January 1, 2000 to September 30, 2000, respectively. Cash generated for the period from January 1, 1999 to September 30, 1999 was primarily due to borrowings and contributions from InterCept and sales of common stock. Cash generated for the period from January 1, 2000 to September 30, 2000 was primarily from borrowings on the line of credit with InterCept and borrowings from Harland, offset by the repayment of certain debt assumed from the acquisition of DVI.

Netzee has a $15.0 million line of credit with InterCept. The line of credit bears interest at prime plus 2% with a term of three years and is secured by substantially all assets of the Company. Borrowings on the line of credit have been used primarily to fund working capital needs. The outstanding balance on the line of credit was $15.0 million at September 30, 2000.

In September 2000, Netzee issued a promissory note to Harland for $5.0 million. The note bears interest at a rate of prime plus 2% with a term of five years and is secured by substantially all assets of the Company. Proceeds from the note will be used to fund working capital requirements.

The period from January 1 to September 30, 2000 showed a decline of approximately $6.0 million in cash and cash equivalents. This decline is due primarily to our operating losses, the continued expansion of our data centers and corporate operations, and the repayment of debt assumed from the acquisition of DVI, offset by our $5.0 million borrowing from Harland.

On March 2, 2000, warrants to purchase 461,876 shares of common stock were exercised. Proceeds from the exercise of the warrants totaled approximately $1.5 million.

In the near future, we will require additional funds to support our operations. We may seek to raise such funds through public or private offering of debt or equity, the sale of assets, or from other sources. No assurance can be given that additional funds will be available, or that if available, such funds will be available on terms favorable to us or our shareholders. The ability of the corporation to continue as a going concern and to meet our obligations as they come due will be dependent upon our ability to raise additional funds.

YEAR 2000 ISSUE

The year 2000 issue refers to the problems that may have arisen from the improper processing of dates and date-sensitive calculations by computers and embedded microprocessors as the year 2000 was reached. These problems generally arose from the fact that most computer hardware and software components historically have been programmed to use only two digits to identify the year in a date. For example, the computer would recognize a code of “00” as the year 1900 rather than the year 2000. As of November 10, 2000, we had not encountered any significant year 2000 business interruptions or losses, either from our own systems or from those of our suppliers or customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our operations and do not have operations subject to fluctuations in foreign currency exchange rates. We have a line of credit with InterCept and a promissory note with Harland that have interest rates that fluctuate based on the prime rate. As of September 30, 2000, we had $15.0 million outstanding under the InterCept line of credit and $5.0 million outstanding under the promissory note to Harland, which expose us to interest rate risk. Interest rate risk reflects the fact that increases in interest rates, which may increase the interest rate on our borrowings, would make it more costly to borrow funds thereunder and may impede our acquisition and growth strategies if we determine the costs associated with borrowing funds are too high to implement these strategies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On July 28, 2000, we issued 320,000 shares of common stock in connection with the acquisition of the assets of Card Plus, Inc. used in (1) the development of software and systems and (2) the outsourcing of consultants to major corporations for systems development. All of these shares were placed in escrow for indemnification and other purposes. Additionally, we granted to Card Plus the right to receive up to 228,570 additional shares of common stock upon the attainment of certain revenue and employee retention goals in fiscal year 2001.

      On September 29, 2000, we issued 500,000 shares of Series B 8% Convertible Preferred Stock in exchange for all 500,000 shares of Series A 8% Convertible Preferred Stock that we had issued in connection with the acquisition of DPSC in December 1999. Each such series of preferred stock has substantially identical rights, preferences and limitations, except as follows:

•	Upon conversion of the Series B Preferred Stock, a holder is entitled to receive all accrued but unpaid dividends thereupon. Under the terms of the Series A Preferred Stock, Netzee was not obligated to pay such dividends upon conversion.

•	Upon liquidation of Netzee, a holder of the Series B Preferred Stock is entitled to receive all accrued but unpaid dividends thereupon. Under the terms of the Series A Preferred Stock, Netzee was only obligated to pay such dividends to the extent that they were declared but unpaid.

      On November 10, 2000, we issued 4,400,000 shares of common stock in connection with the acquisition of the Internet banking and bill payment products and systems of John H. Harland Company and three of its subsidiaries: Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.

      The shares of common stock and preferred stock issued in each of these transactions were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering, and, in the case of the preferred stock exchange, upon the exemption provided by Section 3(a)(9) of the Securities Act as an exchange of securities between an issuer and its existing security holders. Appropriate legends were affixed to share certificates issued by the Company in all three transactions, and the Company did not engage in any general solicitation or advertising in connection with offers or sales of these securities. Each of the entities that acquired these securities represented to Netzee that it was an “accredited investor” for purposes of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      On September 29, 2000, Netzee and InterCept agreed to amend that certain Credit Agreement dated May 31, 2000 to reflect, among other things, the execution of the Asset Purchase Agreement with Harland and certain of its subsidiaries, the issuance of the $5 million promissory note to Harland, and changes to certain financial and other covenants contained in the Credit Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

2.1*	Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.(1)

2.2*	Agreement and Plan of Merger, dated September 3, 1999, by and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.(1)

2.3*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank.(1)

2.4*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent BankersBank.(1)

2.5*	Acquisition Agreement, dated September 3, 1999, by and among Netzee, Inc., Call Me Bill, LLC and each of the members of Call Me Bill, LLC.(1)

2.6*	Asset Transfer Agreement, dated August 6, 1999, by and between The InterCept Group, Inc. and Direct Access Interactive, Inc.(1)

2.7*	Agreement and Plan of Merger, dated September 3, 1999, by and between Netzee, Inc. and Direct Access Interactive, Inc.(1)

2.8*	Asset Purchase Agreement, dated December 15, 1999, by and among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.(2)

2.9*	Asset Purchase Agreement, dated February 28, 2000, by and among Netzee, Inc., Digital Visions, Inc. and certain shareholders of Digital Visions, Inc.(3)

2.10*	Asset Purchase Agreement, dated July 28, 2000, by and among Netzee, Inc., NetzeePlus, Inc., Card Plus, Inc. and the shareholders of Card Plus, Inc.

2.11*	Asset Purchase Agreement, dated September 29, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.

3.1	Amended Articles of Incorporation of Netzee, Inc., as amended to date.

3.2	Amended and Restated Bylaws of Netzee, Inc., as amended.(4)

4.1	Form of Netzee, Inc. common stock certificate.(1)

4.2.1	Form of Netzee, Inc. Series A 8% Convertible Preferred Stock certificate.(2)

4.2.2	Form of Netzee, Inc. Series B 8% Convertible Preferred Stock certificate.

4.3	Registration Rights Agreement, dated August 6, 1999, by and among Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and each of the former shareholders of SBS Corporation.(1)

4.4	Registration Rights Agreement, dated September 3, 1999, by and among Netzee, Inc., The Bankers Bank and TIB The Independent BankersBank.(1)

4.5	Registration Rights Agreement, dated August 31, 1999, by and among Netzee, Inc. and each of the former shareholders of Dyad Corporation.(1)

4.6	Agreement, dated September 3, 1999, by and between Netzee, Inc. and Sirrom Investments, Inc., regarding registration rights of Sirrom.(1)

4.7	Registration Rights Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)

4.8	Warrant, dated October 18, 1999, issued to Kellett Partners, L.P.(1)

4.9	Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(2)

4.9.1	First Amendment to Registration Rights Agreement, dated September 29, 2000, by and between Netzee, Inc. and Bruce R. Gall & Associates, Inc., on behalf of each of the former shareholders of DPSC Software, Inc.

4.10	Registration Rights Agreement, dated March 7, 2000, by and between Netzee, Inc. and Digital Visions, Inc.(3)

4.11	Registration Rights Agreement, dated July 28, 2000, by and between Netzee, Inc. and Card Plus, Inc.

10.1	Netzee, Inc. 1999 Stock Option and Incentive Plan.(1)

10.2	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Glenn W. Sturm.(1)

10.3	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and John W. Collins.(1)

10.4	Option Agreement, dated August 5, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Richard S. Eiswirth.(1)

10.5	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and Glenn W. Sturm.(1)

10.6	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and C. Michael Bowers.(1)

10.7	Employment Agreement, dated March 1, 2000, by and between Netzee, Inc. and Richard S. Eiswirth.(4)

10.8	Form of Indemnification Agreement to be entered into between Netzee, Inc. and each of its executive officers and directors.(1)

10.9	Promissory Note, dated August 6, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $21,534,625.(1)

10.10	Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $4,399,639.22.(1)

10.11	Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker, to The InterCept Group, Inc. as payee, in the principal amount of $2,882,200.(1)

10.12	Promissory Note, dated September 1, 1999, from John W. Collins as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.13	Promissory Note, dated September 1, 1999, from Glenn W. Sturm as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.14	Promissory Note, dated September 1, 1999, from Donny R. Jackson as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.15	Promissory Note, dated September 1, 1999, from Richard S. Eiswirth as maker, to

Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.16	Line of Credit Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)

10.17	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and TIB The Independent BankersBank.(1)(5)

10.18	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and The Bankers Bank.(1)(5)

10.19	Sublease, dated September 1, 1999, by and between The Bankers Bank and Netzee, Inc.(1)

10.20	Commercial Lease, dated January 9, 1998, by and between DMB, LLC and Netzee, Inc. (as successor to Direct Access Interactive, Inc. (as successor to SBS Corporation)).(1)

10.21	Employment Agreement, dated February 28, 2000, by and between Netzee, Inc. and Michael E. Murphy.(4)

10.22	Promissory Note, dated March 24, 2000, from Netzee, Inc. as maker, to The InterCept Group, Inc., as payee, in the principal amount of $7,800,000.(4)

10.23	Master Agreement, dated March 1, 2000 by and between Netzee, Inc. and The Bankers Bank.(4)(6)

10.23.1	Amendment to Master Agreement and Schedule, dated June 1, 2000, by and between Netzee, Inc. and The Bankers Bank.(8)(9)

10.24	Maintenance Agreement, dated March 1, 2001, by and between Netzee, Inc. and The Bankers Bank.(4)(6)

10.25	Credit Agreement, dated May 31, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(7)

10.25.1	Amendment No. 1 to Credit Agreement, dated September 29, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.

10.26	Employment Agreement, dated July 26, 2000, by and between Netzee, Inc. and Catherine G. Silver.

10.27	Promissory Note, dated September 29, 2000, from Netzee, Inc. as maker, to John H. Harland Company, as payee, in the principal amount of $5,000,000.

27.1	Financial Data Schedule (For SEC use only).

*	Certain schedules and exhibits to this exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission. Netzee, Inc. agrees to furnish supplementally a copy of any such omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to Netzee, Inc.’s Registration Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.

(2)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.

(3)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K dated March 7, 2000, as filed with the Securities and Exchange Commission on March 22, 2000, and hereby incorporated by reference herein.

(4)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 1999, and as amended May 1, 2000, and hereby incorporated by reference herein.

(5)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 8, 1999.

(6)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on July 18, 2000.

(7)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K dated May 31, 2000, as filed with the Securities and Exchange Commission on June 20, 2000.

(8)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 15, 2000, and hereby incorporated by reference herein.

(9)	Portions of this exhibit were omitted pursuant to a confidential treatment request that Netzee, Inc. filed with the Securities and Exchange Commission on August 16, 2000.

(b) Reports on Form 8-K

            Netzee did not file any reports on Form 8-K in the quarter ended September 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETZEE, INC.

Date: November 14, 2000	/s/ Richard S. Eiswirth

Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: November 14, 2000	/s/ Jarett J. Janik

Vice President and Controller (Chief Accounting Officer)

EXHIBIT LIST

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

2.1*	Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.(1)

2.2*	Agreement and Plan of Merger, dated September 3, 1999, by and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.(1)

2.3*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank.(1)

2.4*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent BankersBank.(1)

2.5*	Acquisition Agreement, dated September 3, 1999, by and among Netzee, Inc., Call Me Bill, LLC and each of the members of Call Me Bill, LLC.(1)

2.6*	Asset Transfer Agreement, dated August 6, 1999, by and between The InterCept Group, Inc. and Direct Access Interactive, Inc.(1)

2.7*	Agreement and Plan of Merger, dated September 3, 1999, by and between Netzee, Inc. and Direct Access Interactive, Inc.(1)

2.8*	Asset Purchase Agreement, dated December 15, 1999, by and among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.(2)

2.9*	Asset Purchase Agreement, dated February 28, 2000, by and among Netzee, Inc., Digital Visions, Inc. and certain shareholders of Digital Visions, Inc.(3)

2.10*	Asset Purchase Agreement, dated July 28, 2000, by and among Netzee, Inc., NetzeePlus, Inc., Card Plus, Inc. and the shareholders of Card Plus, Inc.

2.11*	Asset Purchase Agreement, dated September 29, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.

3.1	Amended Articles of Incorporation of Netzee, Inc., as amended to date.

3.2	Amended and Restated Bylaws of Netzee, Inc., as amended.(4)

4.1	Form of Netzee, Inc. common stock certificate.(1)

4.2.1	Form of Netzee, Inc. Series A 8% Convertible Preferred Stock certificate.(2)

4.2.2	Form of Netzee, Inc. Series B 8% Convertible Preferred Stock certificate.

4.3	Registration Rights Agreement, dated August 6, 1999, by and among Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and each of the former shareholders of SBS Corporation.(1)

4.4	Registration Rights Agreement, dated September 3, 1999, by and among Netzee, Inc., The Bankers Bank and TIB The Independent BankersBank.(1)

4.5	Registration Rights Agreement, dated August 31, 1999, by and among Netzee, Inc. and each of the former shareholders of Dyad Corporation.(1)

4.6	Agreement, dated September 3, 1999, by and between Netzee, Inc. and Sirrom Investments, Inc., regarding registration rights of Sirrom.(1)

4.7	Registration Rights Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)

4.8	Warrant, dated October 18, 1999, issued to Kellett Partners, L.P.(1)

4.9	Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(2)

4.9.1	First Amendment to Registration Rights Agreement, dated September 29, 2000, by and between Netzee, Inc. and Bruce R. Gall & Associates, Inc., on behalf of each of the former shareholders of DPSC Software, Inc.

4.10	Registration Rights Agreement, dated March 7, 2000, by and between Netzee, Inc. and Digital Visions, Inc.(3)

4.11	Registration Rights Agreement, dated July 28, 2000, by and between Netzee, Inc. and Card Plus, Inc.

10.1	Netzee, Inc. 1999 Stock Option and Incentive Plan.(1)

10.2	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Glenn W. Sturm.(1)

10.3	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and John W. Collins.(1)

10.4	Option Agreement, dated August 5, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Richard S. Eiswirth.(1)

10.5	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and Glenn W. Sturm.(1)

10.6	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and C. Michael Bowers.(1)

10.7	Employment Agreement, dated March 1, 2000, by and between Netzee, Inc. and Richard S. Eiswirth.(4)

10.8	Form of Indemnification Agreement to be entered into between Netzee, Inc. and each of its executive officers and directors.(1)

10.9	Promissory Note, dated August 6, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $21,534,625.(1)

10.10	Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $4,399,639.22.(1)

10.11	Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker, to The InterCept Group, Inc. as payee, in the principal amount of $2,882,200.(1)

10.12	Promissory Note, dated September 1, 1999, from John W. Collins as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.13	Promissory Note, dated September 1, 1999, from Glenn W. Sturm as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.14	Promissory Note, dated September 1, 1999, from Donny R. Jackson as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.15	Promissory Note, dated September 1, 1999, from Richard S. Eiswirth as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.16	Line of Credit Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)

10.17	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and TIB The Independent BankersBank.(1)(5)

10.18	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and The Bankers Bank.(1)(5)

10.19	Sublease, dated September 1, 1999, by and between The Bankers Bank and Netzee, Inc.(1)

10.20	Commercial Lease, dated January 9, 1998, by and between DMB, LLC and Netzee, Inc. (as successor to Direct Access Interactive, Inc. (as successor to SBS Corporation)).(1)

10.21	Employment Agreement, dated February 28, 2000, by and between Netzee, Inc. and Michael E. Murphy.(4)

10.22	Promissory Note, dated March 24, 2000, from Netzee, Inc. as maker, to The InterCept Group, Inc., as payee, in the principal amount of $7,800,000.(4)

10.23	Master Agreement, dated March 1, 2000 by and between Netzee, Inc. and The Bankers Bank.(4)(6)

10.23.1	Amendment to Master Agreement and Schedule, dated June 1, 2000, by and between Netzee, Inc. and The Bankers Bank.(8)(9)

10.24	Maintenance Agreement, dated March 1, 2001, by and between Netzee, Inc. and The Bankers Bank.(4)(6)

10.25	Credit Agreement, dated May 31, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(7)

10.25.1	Amendment No. 1 to Credit Agreement, dated September 29, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.

10.26	Employment Agreement, dated July 26, 2000, by and between Netzee, Inc. and Catherine G. Silver.

10.27	Promissory Note, dated September 29, 2000, from Netzee, Inc. as maker, to John H. Harland Company, as payee, in the principal amount of $5,000,000.

27.1	Financial Data Schedule (For SEC use only).

*	Certain schedules and exhibits to this exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission. Netzee, Inc. agrees to furnish supplementally a copy of any such omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to Netzee, Inc.’s Registration Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.

(2)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.

(3)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K dated March 7, 2000, as filed with the Securities and Exchange Commission on March 22, 2000, and hereby incorporated by reference herein.

(4)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 1999, and as amended May 1, 2000, and hereby incorporated by reference herein.

(5)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 8, 1999.

(6)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on July 18, 2000.

(7)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K dated May 31, 2000, as filed with the Securities and Exchange Commission on June 20, 2000.

(8)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 15, 2000, and hereby incorporated by reference herein.

(9)	Portions of this exhibit were omitted pursuant to a confidential treatment request that Netzee, Inc. filed with the Securities and Exchange Commission on August 16, 2000.