Form 10-K405
period 2000-12-31
NETZEE INC
filed 2001-04-02
CIK 1094335

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-27925

Netzee, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2488883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6190 Powers Ferry Road, Suite 400	30339
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (770) 850-4000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 15, 2001 is: $6,499,192

      The number of shares of Netzee, Inc. common stock outstanding as of March 15, 2001 was 26,867,960.

      Documents incorporated by reference: The Registrant hereby incorporates by reference information required by Part III of this Form 10-K from its proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2001.

i

Item  1.     Business

Forward-Looking Statements

      This Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of Netzee, Inc. and our management. The words “may,” “will,” “anticipate,” “believe,” “intend,” “expect,” “estimate,” “plan,” “strategy” and similar expressions are intended to identify forward-looking statements. These statements are based upon a number of assumptions and estimates that are subject to significant uncertainties, many of which are beyond our control. These forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to our brief operating history and our ability to achieve or maintain profitability; the integration of acquired assets and businesses; our ability to achieve, manage or maintain growth and execute our business strategy successfully; our ability to achieve our cash flow and cost-saving objectives; our dependence on developing, testing, implementing, and our ability to successfully market and sell, enhanced and new products and services; risks associated with possible system failures and rapid changes in technology; our ability to retain existing customers and execute agreements with new customers; our ability to sell our products and services to financial institution customers and their customers; our ability to respond to competition; the volatility associated with Internet-related companies; our ability to maintain our listing on the Nasdaq National Market; and various other factors discussed in detail in this Form 10-K, including the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Results of Operations and Financial Condition,” and other periodic reports we file under the Securities Exchange Act of 1934, as amended. We do not undertake any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or future operating results.

General

      We provide Internet-enabled software products to community financial institutions in the United States with assets of less than $10 billion. Our core Internet banking product provides community financial institutions with an additional channel to deliver services to their customers. As of December 31, 2000, we had more than 850 customers contracted for our core Internet banking products, of which 775 customers were implemented as of year-end 2000. These implemented financial institutions had more than 800,000 customers using our Internet banking product at December 31, 2000.

      Our Internet banking product provides a cost-effective, outsourced, secure and scalable solution that enables community financial institutions to offer their customers a wide array of financial products and services over the Internet. Among the additional services that can be offered with our Internet banking product are commercial cash management, bill payment, brokerage, portal and e-commerce marketplace services. These products and services are branded with the financial institution’s own name and contain each institution’s logo, colors and other distinctive branding characteristics. This branded solution enables community financial institutions to provide their customers with the convenience of Internet banking without losing the personal relationship and service associated with the local community financial institution. We also offer telephone banking products and services to allow community financial institutions an additional channel for communication with their customers. Our broad range of products and services are designed to enable a community financial institution to compete effectively with the services offered by both larger and Internet-based financial institutions. Collectively, these services are referred to as our “retail suite” of products, as they enable community financial institutions to provide products and services to their customers.

      To complement our retail suite of products, we also provide a suite of wholesale support applications that enable community financial institutions to create internal efficiencies and provide key employees with information to better manage banking operations. These applications include Internet-based bond portfolio accounting and analytics, as well as asset/liability management tools. We also offer our BancMall™ product, which allows employees of community financial institutions access via the Internet to key information and services, including automobile valuations and consumer credit reports.

      With respect to our retail outsourced suite of products and services, we currently earn much of our revenues from recurring monthly service fees, flat monthly per user fees and per transaction charges. However, in November 2000, we began to offer an in-house retail Internet banking product, pursuant to which we earn up-front software license fees, implementation fees and recurring monthly fees based on active users and user-generated transactions. We also sell our in-house products under three- to five-year subscriptions that include annual subscription and maintenance fees. With respect to sales of our wholesale support applications, we earn substantially all of our revenues from annual, quarterly and monthly subscription fees, monthly maintenance fees and per-transaction charges paid by the financial institutions that use these applications.

      We are focused on increasing our community financial institution customer base, expanding relationships with our existing community financial institution customers, and increasing the penetration of our products and services within the community financial institution customer base.

Formation of Netzee

      Netzee was formed as a Georgia corporation in August 1999 to be merged with Direct Access Interactive, Inc. (“Direct Access” or the “Predecessor”), a company that was formed in October 1996 to provide Internet and telephone banking products and services. The InterCept Group, Inc. (“InterCept”) acquired Direct Access in March 1999 as a wholly-owned subsidiary. InterCept currently owns approximately 28% of our common stock.

      In August 1999, Direct Access acquired SBS Corporation (“SBS”) in a merger. Immediately after the merger, Direct Access sold all of the assets of SBS, other than its Internet and telephone banking assets, to our former parent company, InterCept. Based in Birmingham, Alabama, SBS provided automated technology products and services, including Internet and telephone banking systems, to community financial institutions nationwide.

      In September 1999, Direct Access was merged into Netzee, with Netzee being the surviving corporation. At the same time, Netzee acquired the Internet banking divisions of each of TIB The Independent BankersBank (“TIB”), a Texas state chartered and Federal Reserve member bank, and The Bankers Bank, a Georgia state chartered and Federal Reserve member bank. Each of these entities is a “bankers’ bank,” which is a bank that exclusively serves and is owned by community financial institutions.

      In September 1999, Netzee also acquired all of the ownership interests in Call Me Bill, LLC (“Call Me Bill”). Based in Elizabethtown, Kentucky, Call Me Bill provides 24-hour electronic bill payment services to financial institutions’ customers. Subsequently, we integrated these services into our core Internet banking product.

      In September 1999, Netzee also acquired Dyad Corporation (“Dyad”). Based in Norcross, Georgia, Dyad developed, among other things, proprietary loan application, approval and fulfillment software.

      In December 1999, a wholly-owned subsidiary of Netzee acquired certain of the assets and liabilities of DPSC Software, Inc. (“DPSC”). Located near Los Angeles, California, DPSC provided regulatory reporting and support applications designed to meet the special needs of community financial institutions.

      In March 2000, Netzee acquired certain assets and assumed certain liabilities of Digital Visions, Inc. (“DVI”). Based in Minneapolis, Minnesota, DVI provided Internet based financial information tools for community financial institutions.

      In July 2000, Netzee acquired certain assets and assumed certain liabilities of Card Plus, Inc. (“Card Plus”), which provided outsourced software and systems development and related consulting services.

      In November 2000, Netzee acquired certain assets and assumed certain liabilities of John H. Harland Company (“Harland”). The assets acquired were principally located in Trumbull, Connecticut and Portland, Oregon and are used to provide Internet banking and bill payment services. This acquisition allows us to offer an in-house Internet banking product to our customers that already have established more extensive network infrastructures. As a result of Netzee’s purchase of these assets, Harland currently owns approximately 16% of Netzee’s common stock.

Recent Developments

      In February 2001, Netzee sold to InterCept certain assets and InterCept assumed certain operating liabilities related to the regulatory and reporting products that had been acquired from DPSC in December 1999. As a result of the sale, Netzee received cash proceeds of approximately $14.1 million.

Industry Overview

  The Internet and E-Commerce

      The Internet has emerged as the fastest growing global communications and transactional medium in history and is dramatically changing the way people and businesses share information and conduct commerce. Forrester Research, a leading provider of research for the information technology industry, estimates that the number of Internet users worldwide will increase from approximately 91 million in 1999 to 184 million by 2003, a compound average growth rate of approximately 19%. This growth is being driven by a number of factors, including:

•	an expanding base of personal computers in the home and workplace;

•	an increasing general awareness of the Internet and e-commerce among consumer and business users;

•	improvements in network and communications infrastructure and security;

•	easier, faster and less expensive access to the Internet and commercial on-line services; and

•	the introduction of alternative Internet-enabled devices, such as televisions, hand-held computers and Internet-enabled cellular phones.

      Businesses have also embraced the Internet as an important means of communicating and conducting transactions. Many companies’ web sites are interactive and transaction-based, enabling them to provide a wide range of e-commerce applications. EMarketer, a leading provider of Internet statistics, estimates that revenue from business to consumer e-commerce will increase from approximately $37 billion in 2000 to more than $125 billion in 2004, a compound annual growth rate of approximately 36%.

  Internet Banking

      Consumers, businesses and financial institutions are recognizing that the Internet is a powerful and efficient medium for the delivery of banking services. These services include Internet banking, bill payment, bill presentment and other services for individuals, and cash management, payroll and other services for the commercial customers of financial institutions. Consumers and small businesses are increasing their demand for Internet banking as a convenient and cost-effective method to monitor financial accounts and transact business 24 hours a day, seven days a week. Additionally, unlike PC banking which requires the user to load software onto their computers, Internet banking provides the flexibility to perform a wide range of transactions from any personal computer or Internet-enabled device. According to the Directory of Online Banking and Financial Services, published by Thomson Financial EC Media Group, approximately 12.5 million users were banking over the Internet in the United States at the end of 2000, and this number will increase to approximately 25 million by 2004, a compound annual growth rate of approximately 19%.

      In addition to customer demand, financial institutions are motivated to provide Internet banking solutions to retain existing customers, attract new customers, provide additional non-interest sources of revenues and reduce costs. According to Credit Suisse First Boston Technology Group, the number of financial institutions offering on-line banking services increased from 1,150 in 1998 to over 2,200 by mid-year 2000. Financial institutions have been faced with the loss of their traditional customer base due in part to customer demand for comprehensive financial services from a single provider. The Internet provides the platform to market traditional banking products and services and the flexibility to expand into non-traditional banking services, such as brokerage, insurance and bill presentment services. Internet banking also allows a financial institution to collect and analyze customer data for use in targeted marketing programs.

  Internet Banking for Community Financial Institutions

      According to Credit Suisse First Boston Technology Group, over 80% of the 100 largest banks in the United States currently offer Internet banking. By contrast, only approximately 10% of community financial institutions currently offer Internet banking. Nevertheless, according to the Federal Deposit Insurance Corporation and the National Credit Union Administration, there are approximately 8,000 banks, 1,600 thrifts and 10,000 credit unions in the United States with assets of less than $10 billion each. As a result of the adoption of Internet banking services by their larger competitors and the growth of e-commerce, community financial institutions remain under increasing pressure to offer Internet-based individual and commercial banking services. Community financial institutions realize that if their product and service offerings are inadequate, they risk losing customers to larger institutions, Internet-only banks, investment and brokerage companies, retailers, insurance companies or locally competitive community financial institutions that offer these services.

      Community financial institutions face many hurdles in providing a comprehensive Internet banking solution to their individual and commercial banking customers. In particular, competition from other banks and non-bank financial institutions has eroded profit margins and has forced community financial institutions to focus on reducing non-interest related costs. Therefore, these institutions often lack the capital and human resources to develop and maintain the necessary technology and infrastructure to design the desired on-line banking services in-house and to provide integrated customer support for these services.

      Because of these capital and human resources constraints, we believe that many community financial institutions require a low-cost, outsourced Internet-based banking solution. This solution must be implemented rapidly and cost-effectively and must interface with the institution’s existing core processing systems. A community financial institution’s Internet banking system must be secure, reliable and scalable. In addition, the Internet solution must provide the flexibility to add new products and services, such as e-commerce and other non-traditional banking service offerings.

The Netzee Solution

      We provide products and services that fulfill the retail and wholesale needs of community financial institutions. Our retail suite provides Internet banking and commerce solutions that enable community financial institutions to offer to their customers a wide array of financial products and services over the Internet, while our wholesale suite fulfills administrative needs, creates internal efficiencies and provides financial institution employees with information to better manage banking operations.

      Our Internet-based retail suite gives community financial institutions the ability to provide the convenience of on-line banking services while maintaining personal relationships and affording quality service to their customers. Our retail suite of products and services consists of our core Internet banking solution, as well as commercial cash management, bill payment, brokerage, portal and e-commerce functionality. Each community financial institution can choose the products and services that best fit its customers and internal requirements and can easily customize our system to add new or different functions. These software products interface with a community financial institution’s existing computer hardware and core processing systems. They can be installed and operated within our data center in a fully outsourced mode, or installed and operated in-house at a community financial institution. In connection with our retail suite, we offer web site design and hosting, product implementation and continuing service and support.

      Each community financial institution can create a customized and branded Internet banking system, with its own trademarks, logo, colors and other distinctive features. Our web site design team creates fully interactive and customized web sites for our community financial institution customers. Working closely with the customer, the team designs a web site to incorporate the form and functionality required by the community financial institution, including the integration of proprietary and value-added financial services such as logos and other branding methods, application forms, financial calculators and links to other web sites. We offer basic web site development services without charge and provide additional enhancement, customization, web portal and design services for a fee.

      We provide all of the proprietary software and the hardware necessary to operate our Internet-based products in an outsourced, service bureau environment. Community financial institutions that use our outsourced products do not need to develop or purchase in-house software, purchase or maintain expensive equipment, or hire a technical staff. Our data centers contain the web servers, computers, data storage, retrieval and security systems, and support personnel necessary to operate our outsourced Internet-based products. Compared to in-house products, our outsourced product can significantly reduce the time and expense necessary for a financial institution to implement, upgrade and support Internet-based products. We have implemented data encryption and firewall technology to shield our core Internet servers from unauthorized access. Our Internet-based products have been certified by ICSA, a company that has developed standards for testing the security of a product against internationally accepted risk-reduction criteria.

      We also provide in-house implementation of our retail suite of products and services to allow financial institutions with more extensive levels of infrastructure to operate, maintain and support our products and services in the financial institution’s own data center.

      We are able to integrate our products and services with a community financial institution’s core processing systems. Our Internet-based systems are designed to work with different types of core processing software and data processing services. At present, we have successfully installed Internet banking products and services that interface with over 40 different core-processing environments. Further, we believe that we have the ability to interface our products with many other core processing systems with nominal effort and expense. For a typical Internet banking system installation, the implementation period currently averages approximately 60 to 90 days.

Products and Services

  Retail Suite of Products and Services

      Internet Banking. Our core Internet banking product is designed to provide our community financial institution customers an additional channel to offer products and services to their customers. Through our Internet banking product, a community financial institution can offer its customers access to the following services on-line:

•	Account Information. Customers can view balance information for checking and savings accounts, certificates of deposit, lines of credit, automobile loans and mortgage loans. Customers can also view year-to-date interest accrued or paid, interest rates and deposit maturity dates.

•	Funds Transfer. Customers can transfer funds among accounts.

•	Compatibility with Personal Financial Management Software. Customers can download their account information into popular personal financial management software, such as Quicken® and Microsoft Money®.

•	U.S. Series EE Savings Bonds. Customers can purchase Series EE U.S. Savings Bonds.

•	Secure Messaging. Customers can communicate with a financial institution through secure, encrypted message systems.

•	Additional Features. Customers can reorder paper checks, view images of cleared checks, request an account statement or contact financial institution personnel by e-mail.

      Cash Management. For the commercial customers of the financial institution, we also offer a commercial cash management application. This allows the financial institution to offer various treasury management functions via the Internet. Business customers can monitor their accounts, process payroll, order coins and currency, make tax payments and execute wire transfers. We provide full automated clearing house, or “ACH,” capabilities including origination and importation of National Automated Clearing House Association, or “NACHA,” formatted files.

      Bill Payment. Our bill payment product allows our financial institution customers to offer their customers an electronic bill payment service. The bill payment product permits the payment of both recurring and non-recurring bills via the Internet 24 hours a day, seven days a week. Additionally, there are enhanced features that allow commercial customers to process business related payments via the Internet in connection with our cash management product. Our bill payment product provides financial institutions with an additional mechanism for customer retention, as end users who initially set up their recurring payments through a financial institution are less apt to switch financial institutions.

      Online Brokerage Services. Through our strategic relationship with TD Waterhouse Investor Services, Inc., one of the leading on-line discount brokerage firms in the United States, we are able to offer our community financial institutions an online brokerage product. Community financial institutions are able to offer their customers brokerage services linked to their accounts at the community financial institution. The accounts do not require an initial funding, allowing the community financial institution to retain their customers’ cash balances. Additionally, investment transactions are settled directly from and to the customer’s account at the community financial institution.

      Web Portal. With our web portal product, a customer can make its home page look like a branded Internet portal by offering local news, weather, stock information and certain other content selections determined by the community financial institution. Additionally, the community financial institution’s customers perceive that they are interacting with their community financial institution, rather than with a third party content provider. This allows the community financial institution to compete more effectively in its market, to improve its customer relations and to increase its customer base.

      E-commerce Marketplace. Our Marketplace product (formerly called Banking on Main Street™) enables community financial institutions to create a branded virtual marketplace consisting of its commercial customers that agree to participate. Commercial customers are able to a create a customized web page and list their goods and services for sale in a community environment centered around the community financial institution’s Internet banking web site. This service provides an additional product offering for community financial institutions and an additional retention mechanism for a financial institution’s commercial customers.

      Telephone Banking Product. We offer a telephone banking product to provide a community financial institution’s customers with convenient and safe access to information regarding their accounts from their homes or businesses at any time of day or night. Our telephone banking product provides functions similar to our core Internet banking product. This product also allows the community financial institution to spend less time responding to routine account information requests.

      Community financial institutions typically enter into three- to five-year contracts for our outsourced retail suite of products and services. Customers pay a monthly fee under these contracts, based upon the level of usage by their customers and the types of optional products and services utilized. While we generally waive up-front fees for the installation of our core service bureau Internet banking products and services, we may charge additional fees for optional products and services that our customers elect to receive, such as consulting and marketing services. In-house installations are sold in the form of perpetual licenses that include an up-front software license fee, implementation fees and recurring monthly fees based on the number of active users and user generated transactions. In-house installations are also sold under three- to five-year subscriptions that include annual subscription and maintenance fees.

  Wholesale Applications

      Our wholesale applications consist of the following products and services:

      PortPro® Bond Accounting and Analytics. PortPro® offers a comprehensive set of bond accounting software delivered via the Internet. This includes summary and detailed management reporting, regulatory reporting, and import/export capabilities for use with the financial institution’s accounting system. In addition, the software provides risk, purchase and pro forma analysis based on real-time bond pricing.

      PALMS™ Asset Liability Management. PALMS™ furthers the capabilities of PortPro® by providing reporting and analytics tools for the financial institution’s assets and liabilities. The software allows data to be imported from various systems including the institution’s general ledger, bond accounting, loan and deposit systems. Simulations can be run on an asset-by-asset and liability-by-liability basis.

      Banc Mall™ and PortPro Mall™. These services provide employees of the community financial institution with Internet-based access to critical data required for various banking functions, processes and decision-making. These include access to vehicle valuations, consumer and commercial credit reports, industry and economic forecasts, real estate flood certifications and title and lien search information.

      In February 2001, we sold to InterCept the regulatory and reporting products that we acquired from DPSC in December 1999.

  Marketing Services

      We provide our financial institution customers with a marketing package designed to increase the number of their customers who use our Internet products and services. We generally charge fees for these services based upon the type and length of engagement. This marketing package includes the following services:

•	Strategic Marketing Services. We provide our customers with strategic assistance in developing, marketing and supporting the success of their Internet banking and Internet commerce products and services. We also offer customized consulting services to community financial institutions, which have specific marketing and training needs. These services allow financial institutions to conduct effective in-branch and community-wide promotions of our Internet banking services.

•	Advertising and Promotional Efforts. We assist customers in advertising their on-line services through newspapers, radio, press releases, banners, direct mail, e-mail campaigns and other media. We also provide customers with in-branch marketing materials, such as brochures, banners and other promotional items.

•	Employee Training. We assist our customers in educating their employees about the uses and benefits of Internet banking and Internet commerce. Our employee training guide also explains the financial and security features of the on-line systems, introduces sales techniques, instructs employees on how to overcome common customer objections and provides additional resources for learning about the Internet and on-line banking generally.

The Netzee Strategy

      We provide an innovative gateway to the Internet by combining Internet banking products and services with e-commerce capabilities and other Internet based products. Community financial institutions can utilize these products and services to create new banking relationships and enhance relationships with their existing customers. Our goal is to become the leading provider of Internet banking and e-commerce products and services to community financial institutions. Our growth will be driven by both the adoption of our products by community financial institutions and the use of our retail suite by the customers of our community financial institution customers. Our strategy includes:

      Capitalizing on Strategic Marketing Alliances with Bankers’ Banks and Other Partners. We plan to increase our customer base by entering into strategic marketing alliances with bankers’ banks, developers of core processing software and Internet-related service providers. Our existing strategic partners have business relationships with numerous financial institutions to which they exclusively market our Internet banking product.

      We have formed a strategic marketing alliance with InterCept, the owner of approximately 28% of our common stock and a provider of integrated electronic commerce products and services for community financial institutions, as well as with vendors of core processing software and outsourced data processing services, all of whom market our products and services to their customers. In addition, we have developed relationships with various bankers’ banks to market and promote our services to their customers and shareholders, all of which are depository institutions.

      Additionally we currently have relationships with approximately 20 commercial regional banks and broker dealers, pursuant to which each bank and broker dealer agrees to use its best efforts to promote and market our Internet-based PortPro® services to its financial institution customers. These relationships are with a variety of banking and brokerage institutions, including First Tennessee Capital Markets, Zions Bank, Compass Bank and Dain Rauscher, Inc.

      Cross-Selling Additional Products and Services to Existing Customers. We currently serve over 1,500 financial institution customers with at least one of our products. The majority of our customers do not contract with us for all of the products offered in our retail and wholesale suites. We actively market our products and services to our existing customer base.

      Increasing Community Financial Institution End User Adoption. Our future revenues will be driven in part by an increase in the number of customers of community financial institutions that offer our products and services and the number and type of transactions processed by those customers. We maintain personnel and programs dedicated to marketing our products and services to the customers of these community financial institutions.

      Expanding Our Products and Services. We continue to build upon our suite of Internet-based applications currently available to the community financial institution market. Our strategy is to provide customers with a comprehensive set of e-commerce and Internet-enabled tools to help them remain competitive in today’s rapidly changing business environment. We believe that our Internet-based products can quickly and easily be upgraded to offer new on-line products and services to a financial institution and its customers. We also intend to expand upon and improve existing technology to enhance the overall functionality and performance of our systems. We believe these improvements will further enhance our Internet banking system and provide additional services to our customers.

Product and Service Development

      We are continuing to expand and enhance the products and services that we provide to community financial institutions to enable them to offer a wider variety of Internet and Internet commerce products and services to their customers. These development efforts are focused on the following:

•	Enhancements to Existing Products and Services. We are developing new features and functionality for our core Internet banking and related applications, as well as our wholesale support applications.

•	Expanding Existing Product and Service Offering. Our research and development team continues to evaluate additional product and service offerings for both our retail and wholesale product suites. The focus of this effort is on offering complementary products and services to our core Internet-based suites.

•	Interfaces with Core Processing Systems. We are continuing to develop additional interfaces with core processing systems. Additionally, we are expanding the number of real-time interfaces that we offer.

•	Enhancements to Targeted Marketing Capability. We intend to offer a more enhanced target marketing product offering for the community financial institution market. This will allow us to offer additional electronic commerce products and services.

Systems Architecture

  Fat Server Architecture

      Our computer systems operate in a “fat server” environment. A “server”’ is computer hardware and software attached to a network and shared by multiple users, or “clients.” Clients and servers operate in two primary environments: “fat server” and “thin server.” A fat server environment exists where the servers store and process most or all of the information in the network. By contrast, a thin server environment exists where the clients or other servers process more information.

      By using fat server technology, our system can process and store large amounts of information without having to wait for a financial institution’s core processing system to retrieve the information and relay it back to the central computer. Fat server technology provides the following important advantages over thin server technology:

•	Greater Ability to Store Information. Because a fat server is required to perform substantially more tasks than a thin server, it must have greater storage capabilities than a thin server. This allows the fat server to retain more financial information for each user than a thin server. The fat server system currently stores multiple years of customer data, whereas thin server systems typically provide access to 60 to 90 days of financial data. We believe that the information storage capacity of a fat server provides a more useful and flexible solution for a community financial institution’s customers.

•	Greater Ability to Process Information. Fat servers contain most of the information processing and analysis applications and are designed to manipulate and analyze customer account information easily. Financial institutions can utilize fat server technology to analyze customer account information efficiently to market and sell a variety of financial products and services, including loan, brokerage, insurance and tax services, directly to their customers.

•	Greater Ability to Collect Information from Different Sources. Fat servers are better equipped to collect and consolidate financial information from several different sources for the end user. For example, brokerage portfolio, insurance and loan balance information can be collected from separate sources, transmitted to a server, processed and organized into a single, easy-to-understand monthly statement that a user can access and review on-line.

  Data Centers

      All of the Internet banking and Internet commerce services that we provide are currently hosted and processed in our four data centers located in Atlanta, Georgia; Birmingham, Alabama; Minneapolis, Minnesota; and Elizabethtown, Kentucky. We are in the process of consolidating the Kentucky and Alabama data centers into our main data center in Georgia. Our data centers contain the web servers for the system, as well as the communications equipment, data storage, retrieval and security software and hardware, and support personnel necessary to operate Internet services for each community financial institution’s customers and to connect those customers to the community financial institution’s existing core processing systems. Our data centers communicate with a community financial institution’s customer by transferring data from the community financial institution’s core processing systems to our servers in the data center.

      Certain of our data centers have been certified by ICSA, a risk-based security company that certifies that a product is secure based upon internationally accepted security criteria. This certification means that the data centers have been tested by ICSA and have been found to meet defined standards for risk reduction against a set of known security threats. In order to maintain this ICSA certification, the data centers will be retested annually and will be subject to spot-checks to verify that they continue to comply with ICSA’s security standards. In addition to ICSA certification, the data centers have also been found to comply with regulations imposed by federal and state banking authorities, including the Office of the Comptroller of Currency.

      To prevent service interruption and information losses due to power failures, the data centers are backed up by high capacity battery systems. These battery systems provide continuous power to all production systems, including servers, monitors, telecommunications equipment and individual computers. In the event of an extended power outage, fuel powered generators also provide backup power to the facilities. Each data center also serves as a backup facility to the other data centers. Backup capabilities minimize the risk of customer service disruption and allow for rapid response to an extended power or systems failure or other interruption. Off-site files are backed up on a daily basis to minimize the loss of stored customer information and to ensure system integrity in the event of a disaster.

Sales and Marketing

      Our primary marketing efforts are focused on building awareness of our products and services among our target group of community financial institutions, identifying potential customers and establishing new strategic alliances. Our sales and marketing efforts are conducted through both direct and indirect channels.

      Direct Sales Channel. We use print advertisement, direct mail, e-mail, telemarketing and trade shows to develop contacts at the senior officer level of target community financial institutions. These contacts are then passed along to regional sales personnel who follow up with the specific contact.

      Indirect Sales Channel. Our sales force also uses indirect sales methods to generate new customers. We engage third parties to refer financial institutions that may be interested in purchasing our products and services. A sales staff member will then make a presentation to the proposed customer and, if successful, complete the transaction. We pay these third parties a commission based on the amount of sales of our products and services that result from their efforts.

Customers

      Our target market is the approximately 19,500 community financial institutions in the United States with assets of less than $10 billion each. Within this target market, we focus on (1) independent community financial institutions, including banks, savings and loan associations, thrifts, trust companies and credit unions, and (2) financial institutions that are associated with or are shareholders of a bankers’ bank, which in each case rely on one or more of the data processing vendors with whom we have developed interfaces. We continue to seek to expand the number of vendors with whom we have interfaces.

      As of December 31, 2000, we had over 1,500 institutional customers who bought one or more of our products, excluding customers of our regulatory reporting products. Customers of these products were not included because we sold our regulatory and reporting business to InterCept in February 2001. More than 850 customers have contracted for one or more of our core Internet banking products. For the year ended December 31, 2000, no individual customer accounted for more than 10% of our total revenues.

Competition

      The market for Internet based banking products and services is highly competitive, and we expect that competition will intensify in the future. The market in which we operate is highly fragmented, as more than 100 on-line service outsourcing companies provide Internet-based banking products and services in the United States. We face competition from companies that operate in at least five major sectors:

•	Providers of Internet banking services to community financial institutions, including, among others, Cavion Technologies, Inc., Corillian Corporation, Digital Insight Corporation, FundsXpress, Inc., Intelidata Technologies Corp., Online Resources and Communications Corporation, S1 Corporation, and Sanchez Computer Associates, Inc.

•	Large vendors that offer transaction processing services to financial institutions and also market their own Internet banking solutions, including, among others, Electronic Data Systems Corporation, Fiserv Correspondent Services, Inc., Jack Henry & Associates, Inc. and Marshall & Ilsley Corporation.

•	Large financial institutions that provide competitive products and services to individuals and businesses, including BankOne, through its Internet subsidiary, Wingspan bank.com, and Citigroup, Inc., through its Internet subsidiary, e-Citi. Through their Internet banking products and services, these large financial institutions can obtain customers from communities in distant locations, effectively decreasing demand for our products and services in these markets.

•	Other regulatory and supporting application vendors that provide similar products and services, such as SunGard Data Systems, Inc.

•	Internet portals such as E*TRADE, Yahoo!, RealEstate.com, E-LOAN, Lending Tree.com, and iXL Enterprises, which serve as an alternative to financial institutions’ web sites.

      In addition, we could experience competition from our customer financial institutions and potential customers that develop their own on-line banking solutions and other Internet enabled functions. Rather than purchasing Internet-based products and services from third-party vendors, community financial institutions could develop, implement and maintain their own services and applications. We also believe that we face competition from the various competitive alternative approaches for Internet-based solutions, such as thin servers, fat clients (personal financial management software) and in-house development. Each of these alternatives competes with our Internet-based products.

      We believe that our ability to compete successfully depends upon a number of factors, including, among other things:

•	the comprehensiveness, expandability, ease of use and service level of our products and services;

•	our market presence with community financial institutions, which is enhanced by our strategic marketing alliances;

•	our pricing policies compared to the pricing policies of competitors and suppliers;

•	our ability to interface with vendors of core processing software and services;

•	the reliability, security, speed and capacity of our systems and technical infrastructure;

•	the timing of introductions of new products and services by us and our competitors; and

•	our ability to support unique customer requirements.

      We expect competition to increase significantly as new companies enter the field, current competitors consolidate within the industry and current competitors expand their product lines and services.

Intellectual Property

      Although we believe that our success depends more upon our technical expertise than our proprietary rights, our future success and ability to compete depends in part upon our proprietary technology and proprietary technology we may license from others. None of our technology is currently patented, except that we have pending patent applications in both the United States and Canada with respect to our PALMS™ asset/liability management software. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We also limit access to and distribution of our source code, and we further limit the disclosure and use of other proprietary information. However, the steps that we may take in this regard may not be adequate to prevent misappropriation of our technology or technology we license from others. Further, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology or that which we license from others. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

Government Regulation

  Regulation of the Financial Services Industry

      The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of community financial institutions such as commercial banks, savings and loans, credit unions, thrifts, securities brokers, finance companies, other loan originators, insurers and other providers of financial services, operate in markets that are subject to rigorous regulatory oversight and supervision. Our customers must ensure that marketing our products and services to their customers is permitted by the extensive and evolving regulatory requirements applicable to those community financial institutions. These laws and regulations include federal and state truth-in-lending and truth-in-savings rules, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act and the Community Reinvestment Act. The compliance of our products and services with these requirements depends on a variety of factors, including the particular functionality, the interactive design and the classification of the customer. Our financial services customers must assess and determine what is required of them under these regulations and are responsible for ensuring that our system and the design of their site conform to their regulatory needs. We do not make representations to customers regarding applicable regulatory requirements, and each customer must identify its regulatory issues and adequately specify appropriate responses. It is not possible to predict the impact that any of these regulations could have on our business.

      We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. We are subject to examination by the Federal depository institution regulators under the Bank Service Company Act and the Examination Parity and Year 2000 Readiness for Financial Institutions Act. These regulators have broad supervisory authority to remedy any shortcomings identified in any examination they may conduct. We are also subject to encryption and security export laws and regulations that, depending on future developments, could render our business or operations more costly, less efficient or impossible.

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

      For example, we are not subject to the disclosure requirements of Regulation E of the Federal Reserve Board under the Electronic Fund Transfer Act, because we do not contract with consumers to provide them with electronic funds transfer services or provide access devices (such as cards, codes or other means of accessing accounts to initiate electronic funds transfers) to them. Regulation E regulates certain electronic funds transfers made by providers of access devices and electronic fund transfer services. Under Regulation E, our customers are required, among other things, to provide certain disclosure to retail customers using electronic transfer services, to comply with certain notification periods regarding changes in the terms of service provided and to follow certain procedures for dispute resolutions. The Federal Reserve Board could adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance.

      If enacted or deemed applicable to us, the laws, rules or regulations applicable to financial services activities would render our business or operations more costly, burdensome, less efficient or impossible. Federal, state or foreign governmental authorities may adopt new regulations addressing electronic financial services or operations generally that could require us to modify our current or future products and services. The adoption of laws or regulations affecting our business or our customers’ business could have a material adverse effect on our business, financial condition and results of operations.

  The Gramm-Leach-Bliley Act

      In 1999, Congress passed the Gramm-Leach-Bliley Act (the “Act”), which introduced sweeping changes in the way the financial services industry is regulated. Among other things, the Act provides for greater restrictions upon the use and dissemination by financial institutions of non-public personal financial and other information regarding individuals who interact with financial institutions for personal, family or household purposes.

      The Act regulates the receipt and use of “non-public personal financial information” by both “financial institutions” and non-affiliated third parties to whom financial institutions may transmit such financial information. A financial institution is defined broadly as any person that contracts directly with individuals to provide financial services for personal, family or household purposes. Although we do not currently contract directly with individuals to provide them with such services, we may do so in the future, and at such time would be subject to regulation under the Act as a “financial institution.” However, because we receive financial information from our non-affiliated financial institution customers, we would be regulated primarily by the Federal Trade Commission under the Act as a non-affiliated third party.

      The Act states that each financial institution must provide individuals with whom it interacts (1) notice of its privacy policies, (2) the names of non-affiliated third parties to whom it may provide non-public personal information and (3) the opportunity to opt out of having such information shared, except with respect to information provided from a financial institution to an entity that provides services to the financial institution, and in certain other circumstances. Even if that individual does not opt out at that time, he or she must be free to do so at anytime after the financial institution provides the individual with the mandated disclosures.

      As a non-affiliated third party providing services to financial institutions, we would be allowed under the Act to receive non-public personal information notwithstanding the fact that an individual has exercised his or her “opt out” rights. However, with respect to our ability to disseminate non-public personal information, we would be subject to the same restrictions as the financial institution, and thus would be prohibited from disseminating such information to others (except as otherwise permitted by the Act) if the customer has “opted out.”

      As mandated by the Act, the various federal banking authorities, the Securities and Exchange Commission and the Federal Trade Commission have adopted final rules and regulations to implement these restrictions (collectively, the “Rules”). Each such authority adopted its own set of rules that are consistent with each of the other sets of rules. As required by the Act, the Rules became effective on November 13, 2000, although the Rules do not require compliance until July 1, 2001. In general, the Rules clarify, rather than amplify, the provisions of the Act.

      The Act and the Rules will restrict or prohibit our ability to offer third parties access to “non-public personal information” generated by our Internet banking products and services to the extent that individual customers of financial institutions have exercised their “opt out” rights. The Rules define “non-public personal information” to mean personally identifiable financial information that is not publicly available. In addition, we will have an ongoing obligation to continually inquire of financial institutions as to the “opt out” status of each individual financial institution customer, who has the ability to change such status at any time. Further, with respect to the information of each particular individual, we will be required to comply with the privacy policies that are adopted by the particular individual’s financial institution, including privacy policies established by the financial institution customers of our strategic partners, which may be different with respect to each such financial institution.

      Finally, the Act specifically allows the states to enact consumer privacy laws that may be stricter than the restrictions under the Act and other federal laws. Several states are already considering such legislation, and it is possible that every state in which we do business could adopt privacy legislation that may be as or more restrictive than the Act. Further, with respect to our existing or potential customers or existing or potential users of our products and services that may operate in the insurance industry, the National Association of Insurance Commissioners has adopted the Model Regulation on the Privacy of Consumer Financial Information, which tailors the Act’s privacy provisions to insurers and other licensees under the applicable state insurance laws. This regulation contains provisions that are more stringent than the Act and the Rules, most significantly in its treatment of non-public personal health information. This regulation requires covered insurers and licensees to obtain authorization from the individual prior to disclosing non-public personal health information, subject to certain exceptions.

      Several states, including Georgia, are currently considering legislation to implement the Act’s provisions with respect to insurers or to make existing laws governing insurers more consistent with the Act’s provisions, in many cases using the NAIC’s model regulation as a guide. To the extent that more restrictive privacy legislation is adopted by the states, such legislation could make our operations more difficult or burdensome and could significantly increase the cost of our existing, or curtail future, operations. Our responsibilities with respect to compliance with privacy laws that may vary from state to state could increase the overall costs incurred by us to provide our products and services on a nationwide basis. In this regard, the passage of state privacy legislation could have a material adverse effect on our business, results of operations and financial condition.

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

Employees

      As of December 31, 2000, we had approximately 340 full-time and 10 part-time employees. In January 2001, we announced a plan to restructure our operations. During the first six months of 2001, we will be consolidating our offices and personnel to streamline our operations, eliminate redundant activities and re-align our staffing with our revised sales expectations. By the end of 2001, we anticipate reducing our total workforce by approximately 29%, or approximately 100 employees. As of March 15, 2001, we had approximately 260 full-time employees and five part-time employees. None of our employees is covered by a union or a collective bargaining agreement. We have not experienced any work stoppages and we consider relations with our employees to be good.

Item  2.     Properties

      Our principal executive office consists of 25,179 square feet of leased space located in Atlanta, Georgia. We also house our Atlanta data center in this space. As of March 15, 2001, we also leased the following additional locations:

Location	Primary Use	Approximate Square Feet

Atlanta, Georgia	Technology services	2,502

Birmingham, Alabama	Administration, sales and product development	15,747

Birmingham, Alabama	Data and remote banking center	6,514

Birmingham, Alabama	Administration, sales, product development and remote banking center	9,474

Bloomington, Minnesota	Wholesale product services, product development and data center	11,867

Cordova, Tennessee	Implementation	3,350

Elizabethtown, Kentucky	Bill payment services and data center	5,762

Lewisville, Texas	Implementation	3,660

Trumbull, Connecticut	Administration, fulfillment center, product development and technical support	92,000

Portland, Oregon	Bill payment services, product development and implementation	7,721

      The approximate number of square feet for each lease set forth above represents the maximum number of square feet that we may occupy in each facility pursuant to the terms of each such lease. The actual number of square feet that we occupy and pay for may be significantly less than the amounts shown above.

      As part of our restructuring and office consolidation plan, we are currently seeking to sublet our offices in Birmingham, Alabama, as well as our offices in Cordova, Tennessee; Elizabethtown, Kentucky; and Lewisville, Texas. In February 2001, we were notified that the lease for our Trumbull, Connecticut location was being terminated effective May 31, 2001. We are currently identifying more appropriate replacement office space in the Trumbull area. We believe that suitable additional or replacement space will be available in the future on commercially reasonable terms as needed.

Item  3.     Legal Proceedings

      From time to time, we may be involved in litigation arising in the normal course of our business. We are not a party to any litigation, individually or in the aggregate, that we believe would have a material adverse effect on our business, financial condition or results of operations.

Item  4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

Item  5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock, no par value, has been traded on The Nasdaq National Market under the symbol “NETZ” since our initial public offering began on November 9, 1999. According to our transfer agent, as of March 15, 2001, our common stock was held of record by approximately 244 persons. The following table sets forth the low and high sales prices of our common stock in each fiscal quarter since our initial public offering.

	Low Sales Price	High Sales Price

Fiscal 1999:

Fourth Quarter	$13.063	$18.00

Fiscal 2000:

First Quarter	$14.625	$31.00

Second Quarter	4.875	16.00

Third Quarter	3.594	9.25

Fourth Quarter	0.313	4.25

      Because our common stock is currently listed on the Nasdaq National Market, we are subject to financial and market-related tests and other qualitative standards established by Nasdaq to maintain our listing. On March 13, 2001, we were notified by Nasdaq that we had failed to meet the $1.00 minimum bid price rule for continued listing. We have been given until June 11, 2001 to come into compliance with this rule. If we fail to meet this requirement, Nasdaq could delist our common stock.

Dividends on Shares of Capital Stock

      We have not paid any cash dividends on our common stock for the year ended December 31, 2000 and do not anticipate paying any such dividends in the foreseeable future. During 2000, we paid $24,200 of accrued dividends on our Series A 8% Convertible Preferred Stock related to 1999. In September 2000, all 500,000 outstanding shares of such stock were exchanged for an equal number of shares of our Series B 8% Convertible Preferred Stock. This exchange was effected to reflect the original intent of the parties to the acquisition of assets from DPSC. We have accrued but not paid dividends of $520,000 on our shares of Series B preferred stock for the year ended December 31, 2000.

Recent Sales of Unregistered Securities

  Option Issuances to Employees

      On November 9, 1999, we issued 75,000 shares of restricted stock to one of our executive officers. The restricted stock was to vest in three equal annual installments beginning on the date of grant so long as the executive officer was employed by Netzee or a subsidiary as of each such vesting date. Effective November 1, 2000, the executive officer resigned and we agreed to accelerate the vesting of 25,000 shares of this award. The remaining 25,000 shares were forfeited.

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

      On February 11, 2000, we filed a registration statement on Form S-8 to register up to 4,816,768 shares of common stock issuable under the Netzee, Inc. 1999 Stock Option and Incentive Plan (the “Plan”). As of January 1, 2001, we have reserved a total of 6,323,233 shares of common stock for issuance under the Plan. We intend to register on Form S-8 the additional 1,506,465 shares that are issuable under the Plan. As of March 15, 2001, 50,000 shares of restricted stock and options to purchase an aggregate of 3,930,938 shares of common stock were outstanding under the Plan, and 14,167 shares have been issued pursuant to the exercise of options granted under the Plan.

  Issuances to DPSC Software, Inc.

      On December 15, 1999, we issued 525,000 shares of common stock and 500,000 shares of Series A preferred stock in connection with the acquisition of substantially all the assets and the assumption of certain of the liabilities of DPSC relating to its business of developing, marketing and distributing financial institution software and related products and services. Of these shares, 295,000 shares of common stock and 150,000 shares of Series A preferred stock were placed in escrow for indemnification and other purposes. In connection with these issuances, we also granted to the former shareholders of DPSC demand and piggyback registration rights with respect to the shares of common stock issued in the acquisition and the shares of common stock that may be received upon the conversion of the Series A preferred stock into common stock.

      The Series A preferred stock entitled the holder thereof to receive cumulative cash dividends when, as and if declared by the Board of Directors at the rate of 8% per year. Dividends accrued each day and had to be paid in full before any dividend was paid on any stock ranking junior to the Series A preferred stock, including the common stock. The Series A preferred stock was also entitled to receive a preferential liquidation payment upon the liquidation, dissolution or winding up of Netzee for any reason. This payment had to be made before the payment or distribution of any assets of Netzee in liquidation to the holders of any stock ranking junior to the Series A preferred stock, including the common stock. The shares of Series A preferred stock were immediately convertible into an aggregate of 411,067 shares of common stock, subject to certain anti-dilution adjustments. The Series A preferred stock would also have been redeemable at our option if the average closing price of the common stock for any four week period had equalled or exceeded $26.00 per share. This condition to our redemption option with respect to the Series A preferred stock was never met. Further, on or after June 15, 2002, the holders of the Series A preferred stock had the right to require us to purchase all shares of Series A preferred stock owned by such holders at a price equal to $13.00 per share, plus all accrued and unpaid dividends.

      On September 29, 2000, we issued 500,000 shares of Series B preferred stock in exchange for all 500,000 shares of Series A preferred stock that we had issued to DPSC in December 1999. No commission or other remuneration was paid or given in connection with this exchange. The exchange was entered into in order to reflect the original intent of the parties to the acquisition of the DPSC assets. The shares of Series B preferred stock have substantially identical rights, preferences and limitations as the shares of Series A preferred stock, except as follows:

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

  Issuances Pursuant to the Acquisition of Digital Visions, Inc.

      On March 7, 2000, we issued 838,475 shares of common stock in connection with the acquisition of substantially all the assets of DVI. We also granted to DVI the right to receive up to 628,272 shares of common stock upon the attainment of certain revenue targets in fiscal years 2000 and 2001. None of these shares was issued based on fiscal 2000 performance. A potential obligation to issue up to 314,136 shares of common stock remains upon the attainment of certain revenue targets for fiscal year 2001. We also issued options to purchase 70,419 shares of common stock in exchange for the cancellation of options to purchase DVI common stock. In connection with the acquisition of DVI, we also issued 8,377 shares of our common stock to a financial advisor.

  Issuances Pursuant to the Acquisition of Card Plus, Inc.

      On July 28, 2000, we issued 320,000 shares of common stock in connection with the acquisition of substantially all the assets of Card Plus, Inc. (“Card Plus”). All of these shares were placed in escrow for indemnification and other purposes. Additionally, we granted to Card Plus the right to receive up to 228,570 additional shares of common stock upon the attainment of certain revenue, “EBITDA” (earnings before interest, taxes, depreciation and amortization) and employee retention goals for the period from July 1, 2000 to June 30, 2001.

  Issuances to John H. Harland Company

      On September 29, 2000, we issued a $5 million promissory note to Harland in exchange for $5 million in cash. On November 10, 2000, we issued 4,400,000 shares of common stock in connection with the acquisition of the Internet banking and bill payment businesses of Harland. As a result of this issuance, Harland currently owns approximately 16% of our common stock.

  Other Issuances

      On October 18, 1999, we issued an immediately exercisable warrant to purchase up to 461,876 shares of common stock at an exercise price of $3.25 per share. We issued this warrant as consideration for a $3,000,000 three-year line of credit to us, which was terminated as of December 15, 1999. On March 2, 2000, the holders of this warrant exercised it in full and received in the aggregate 461,876 shares of common stock.

      The issuances of the securities in all of the transactions described in “Recent Sales of Unregistered Securities” were exempt from registration under the Securities Act in reliance on the exemptions provided by Sections 3(b) and 4(2) of the Securities Act, including Rules 506 and 701 promulgated thereunder, and the Commission’s interpretations of such provisions, as transactions by an issuer not involving any public offering, and, with respect to the preferred stock exchange, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act, as an exchange of securities between an issuer and its existing security holders. All recipients of common stock described above were persons we believed were accredited investors within the meaning of Regulation D of the Securities Act. Appropriate legends were affixed to the share certificates issued in the transactions described above and we did not engage in any general solicitation or advertising in connection with offers or sales of these securities.

Item  6.     Selected Financial Data

      The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K, as well as with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The selected consolidated financial data prior to February 28, 1999 reflect the financial position and results of operations of our predecessor, Direct Access, which was formed in October 1996. We acquired Direct Access on March 9, 1999; however, the financial data below is presented as if the acquisition occurred on March 1, 1999. The activity between March 1, 1999 and March 9, 1999 was immaterial. The purchase method of accounting was used to record the assets and liabilities of Direct Access. The selected consolidated financial data of our predecessor on or before February 28, 1999 is not comparable in all material respects with our financial information after February 28, 1999.

      The selected consolidated financial data as of December 31, 1997, 1998, 1999 and 2000; for the period from inception (October 10, 1996) to December 31, 1996; for the years ended December 31, 1996, 1997 and 1998; for the periods from January 1, 1999 to February 28, 1999 and March 1, 1999 to December 31, 1999; and for the year ended December 31, 2000 have been derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data as of December 31, 1996 have been derived from our unaudited consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information.

	Predecessor				Netzee, Inc.

	For the Period
	from Inception			For the Period	For the Period
	(October 10,			from January	from March 1,
	1996) to	Year Ended	Year Ended	1, 1999 to	1999 to	Year Ended
	December 31,	December 31,	December 31,	February 28,	December 31,	December 31,
	1996	1997	1998	1999	1999(1)	2000(2)

Statement of Operations:

(In thousands, except per share data)

Revenues:

Monthly maintenance and service	$4	$59	$136	$33	$1,738	$17,761

License, hardware, implementation and other	41	583	455	57	522	2,151

Total revenues	45	642	591	90	2,260	19,912

Operating expenses:

Cost of service, license, hardware, implementation and maintenance	50	422	465	44	1,914	10,107

Selling and marketing	12	77	111	12	2,575	9,422

General and administrative, excluding amortization of stock-based compensation	36	231	332	49	1,845	11,342

Amortization of stock-based compensation	—	—	—	—	4,592	3,193

Restructuring costs	—	—	—	—	—	211

Long-lived asset impairment charges	—	—	—	—	—	26,300

Depreciation	2	11	15	3	190	1,773

Amortization	—	—	—	—	12,863	52,802

Total operating expenses	100	741	923	108	23,979	115,150

	Predecessor				Netzee, Inc.

	For the Period
	from Inception			For the Period	For the Period
	(October 10,			from January	from March 1,
	1996) to	Year Ended	Year Ended	1, 1999 to	1999 to	Year Ended
	December 31,	December 31,	December 31,	February 28,	December 31,	December 31,
	1996	1997	1998	1999	1999(1)	2000(2)

Operating loss	(55)	(99)	(332)	(18)	(21,719)	(95,238)

Interest expense, net	—	—	(20)	(4)	(671)	(1,051)

Loss before extraordinary loss	(55)	(99)	(352)	(22)	(22,390)	(96,289)

Extraordinary loss	—	—	—	—	(4,519)	—

Net loss before preferred dividends	(55)	(99)	(352)	(22)	(26,909)	(96,289)

Preferred dividends	—	—	—	—	(24)	(520)

Net loss attributable to common shareholders before cumulative effect of change in accounting principle	(55)	(99)	(352)	(22)	(26,933)	(96,809)

Cumulative effect of change in accounting principle	—	—	—	—	—	(352)

Net loss attributable to common shareholders	$(55)	$(99)	$(352)	$(22)	$(26,933)	$(97,161)

Basic and diluted loss per share before extraordinary loss(3)	$(0.01)	$(0.01)	$(0.04)		$(1.94)	$(4.35)

Extraordinary loss, per share	0.00	0.00	0.00		(0.40)	0.00

Basic and diluted net loss per share before cumulative effect of change in accounting principle(3)	(0.01)	(0.01)	(0.04)		(2.34)	(4.35)

Loss per share from cumulative effect of change in accounting principle	—	—	—		—	(0.02)

Net loss attributable to common shareholders	$(0.01)	$(0.01)	$(0.04)		$(2.34)	$(4.37)

Weighted average common shares outstanding(3)(4)	8,000	8,000	8,000		11,542	22,249

(1)	On August 6, 1999, we acquired SBS in a transaction accounted for as a purchase, and its results of operations have been included in our consolidated financial statements since the date of acquisition. On September 3, 1999, we acquired Call Me Bill, Dyad and the Internet banking divisions of TIB and The Bankers Bank, in transactions accounted for as purchases, and their results of operations have been included in our consolidated financial statements since the date of acquisition. On December 15, 1999, we acquired certain assets and assumed certain liabilities from DPSC in a transaction accounted for as a purchase, and its results of operations have been included in our consolidated financial statements since the date of acquisition. See Note 3 of the Notes to Consolidated Financial Statements.

(2)	On March 7, 2000, we acquired certain assets and assumed certain liabilities from DVI in a transaction accounted for as a purchase, and its results of operations have been included in our consolidated financial statements since the date of acquisition. Effective July 1, 2000, we acquired certain assets and assumed certain liabilities from Card Plus in a transaction accounted for as a purchase, and its results of operations have been included in our results of operations since the effective date of acquisition. Effective November 1, 2000, we acquired certain assets and assumed certain liabilities from Harland in a transaction accounted for as a purchase, and its results of operations have been included in our consolidated financial statements since the effective date of acquisition. See Note 3 of the Notes to Consolidated Financial Statements.

(3)	The number of weighted average common shares shown for the period from March 1, 1999 to December 31, 1999 is calculated by assuming a calculation period from January 1, 1999 to December 31, 1999. Basic and diluted net loss per share for the period from March 1, 1999 to December 31, 1999 is calculated from net loss for the period from January 1, 1999 to February 28, 1999 and the period from March 1, 1999 to December 31, 1999 divided by the number of weighted average common shares as noted.

(4)	The number of weighted average common shares outstanding for the years ended December 31, 1997 and 1998 reflects the initial investment of InterCept in the Predecessor. InterCept was the former parent company of the Predecessor and owned all of its capital stock prior to September 3, 1999.

	Predecessor			Netzee, Inc.

	December 31,			December 31,

	1996	1997	1998	1999	2000

Balance Sheet Data:

(In thousands)

Cash and cash equivalents	$13	$28	$14	$11,255	$960

Working (deficit) capital	(53)	(94)	(499)	4,798	(5,489)

Total assets	72	88	94	143,244	106,715

Long-term debt, net of current portion	—	—	—	12,173	21,466

Total shareholders’ (deficit) equity	(4)	(103)	(455)	113,880	63,090

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Annual Report. This discussion also contains certain forward-looking statements which are subject to, but not limited to, the risks and uncertainties included in “Factors That May Affect Our Future Results of Operations or Financial Condition” below and elsewhere in this Annual Report.

Formation and Acquisitions

      We are a provider of integrated Internet banking products to financial institutions and their customers. We provide a retail suite of integrated Internet banking products and services and Internet commerce solutions to financial institutions. The retail suite provides cost-effective, outsourced, secure and scalable Internet banking and Internet commerce products that enable financial institutions to offer to their customers a wide array of financial products and services over the Internet. We also market and sell a wholesale suite of products and services that helps fulfill certain operational needs of financial institutions. Our wholesale suite of products and services enables financial institutions to create internal efficiencies and provides their employees with information to better manage banking operations.

      Netzee was formed as a Georgia corporation in August 1999 to be merged with Direct Access, a company that was formed in October 1996 to provide Internet and telephone banking products and services. InterCept acquired Direct Access as a wholly-owned subsidiary in March 1999.

      In August 1999, Direct Access acquired SBS in a merger. Immediately after the merger, Direct Access sold all of the assets of SBS, other than its Internet and telephone banking assets, to our then parent company, InterCept. SBS provided automated technology products and services, including Internet and telephone banking systems, to community financial institutions nationwide.

      In September 1999, Direct Access was merged into Netzee, with Netzee being the surviving corporation. At the same time, Netzee acquired the Internet banking divisions of each of TIB and The Bankers Bank. In September 1999, Netzee also acquired all of the ownership interests in Call Me Bill, which provides 24-hour electronic and telephone bill payment services to customers of financial institutions and property management companies. Subsequently, we integrated these services into our core Internet banking product. In September 1999, Netzee also acquired Dyad, which developed proprietary loan application, approval and fulfillment software.

      In December 1999, a wholly-owned subsidiary of Netzee acquired certain of the assets and assumed certain liabilities of DPSC, which provided regulatory reporting and support applications designed to meet the needs of community financial institutions. Subsequent to December 31, 2000, InterCept purchased certain of these assets and assumed certain liabilities from our subsidiary.

      In March 2000, Netzee acquired certain of the assets and assumed certain liabilities of DVI, which provided Internet based financial information tools for community financial institution.

      In July 2000, Netzee acquired certain of the assets and assumed certain of the liabilities of Card Plus, which provided outsourced software and systems development, and related consulting services.

      In November 2000, Netzee acquired certain of the assets and assumed certain liabilities of Harland. These assets were used to provide Internet banking and bill payment services.

      We collectively refer to Call Me Bill, DPSC, Dyad, the remote banking operations of SBS, the Internet banking divisions of the two bankers’ banks, DVI, Card Plus and the Internet banking and bill payment assets of Harland as the “Acquired Operations.”

Overview

      During the third and fourth quarters of 1999, we changed pricing policies for our existing retail products and services and modified the pricing policies of the Acquired Operations acquired prior to or during that time to more closely match our new pricing policies. For our outsourced retail suite of products and services, we charge a fixed monthly fee based on the number and type of products and services purchased by the financial institution. We also charge variable fees that are based on the number of end users and the number of transactions for certain retail products and services. We generally provide products and services under contracts with terms ranging from three to five years.

      We charge fees for our in-house Internet banking product under either a perpetual contract which includes an up-front software license fee, implementation fees and recurring monthly fees based on active users and user-generated transactions, or under a three- to five-year subscription that includes annual subscription and maintenance fees.

      For our wholesale support applications, we charge annual, quarterly or monthly subscription fees, monthly maintenance fees, and per-transaction fees based on transactions initiated by the financial institution.

      Our costs of service, license, hardware, implementation and maintenance are comprised of the initial equipment and personnel costs required to implement Internet and telephone banking products and services for our financial institution customers, on-going personnel and system maintenance costs associated with our data centers, royalties paid to information providers, and personnel, production and shipping costs associated with our regulatory reporting software and fulfillment businesses.

      Selling and marketing expenses include marketing expenses, sales commissions and costs and sales employee compensation and benefits. Commissions are paid to sales personnel based on products and services sold.

      General and administrative expenses include employee compensation and benefits and general office expenses incurred in the ordinary course of business.

      Restructuring costs include charges related to severance and other employee costs resulting from a management restructuring.

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

      Asset impairment charges include non-cash charges related to the write down of certain acquisition-related intangible assets resulting from the changed capital markets and our revised strategic direction.

      We use cash loss as a metric to measure our on-going operating performance. Cash loss is defined as net loss attributable to common shareholders, excluding the effects of amortization of intangible assets, stock-based compensation and non-cash asset impairment charges. We use this metric, excluding the effect of restructuring charges, to evaluate our overall operational performance.

      We have incurred operating losses through December 31, 2000. Due to the uncertainty of the realizability of the net operating losses, we have not reflected an income tax benefit in our statements of operations, and we have recorded a valuation for the full amount of our net operating loss carry-forwards.

      Although in fiscal year 2000 we experienced significant growth in customers and revenues, we incurred substantial operating losses and negative cash flows from operations due to our pricing structure of charging little or no up-front fees, expanding our data center operations and increasing sales and other staff required to support our growth. We incurred net losses of approximately $27 and $97 million for the twelve months ended December 31, 1999 and December 31, 2000, respectively. Depreciation, amortization, amortization of stock-based compensation and non-cash asset impairment charges accounted for 87% of the net loss attributable to common shareholders for the twelve months ended December 31, 2000. We incurred cash losses prior to restructuring costs of approximately $5.0 and $14.3 million for the twelve months ended December 31, 1999 and December 31, 2000, respectively.

Results of Operations

      For comparative purposes, the cumulative effect of change in accounting principle of $351,980 resulting from the implementation in 2000 of Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”), has been excluded from the results of operations summarized below.

	Years Ended December 31,

		Percent of		Percent of		Percent of
	1998	Revenues	1999(1)	Revenues	2000	Revenues

Revenues	$591,012	100%	$2,349,913	100%	$19,911,544	100%

Cost of services, license, hardware implementation and maintenance	465,577	79	1,958,318	83	10,105,570	51

Gross profit	125,435	21	391,595	17	9,805,974	49

Cash expenses:

Selling and marketing	110,603	19	2,587,607	110	9,422,085	47

General and administrative, excluding amortization of stock-based compensation	331,810	56	1,894,028	81	11,342,280	57

Restructuring costs	—	—	—	—	211,200	1

Depreciation	14,736	2	193,000	8	1,773,436	9

Preferred stock dividends	—	0	24,200	1	520,000	3

Interest expense, net	20,147	3	673,972	29	1,050,664	5

	477,296	80	5,372,807	229	24,319,665	122

Cash loss(2)	(351,861)		(4,981,212)		(14,513,691)

Amortization	—		12,863,016		52,802,042

Amortization of stock-based compensation(3)	—		4,591,888		3,192,688

Extraordinary loss	—		4,518,760		—

Long-lived asset impairment	—		—		26,300,278

Other net expenses	—		21,973,664		82,295,008

Net loss attributable to common shareholders	$(351,861)		$(26,954,876)		$(96,808,699)

Weighted average basic shares outstanding	8,000,000		11,542,034		22,249,126

Cash loss per share	$(0.04)		$(0.43)		$(0.65)

Net loss per share	$(0.04)		$(2.34)		$(4.35)

Cash loss prior to restructuring costs(4)	$(351,861)		$(4,981,212)		$(14,302,491)

Cash loss per share prior to restructuring costs(4)	$(0.04)		$(0.43)		$(0.64)

Net loss prior to extraordinary loss, restructuring costs and asset impairment(5)	$(351,861)		$(22,436,116)		$(69,922,221)

Net loss per share prior to extraordinary loss, restructuring costs and asset impairment(5)	$(0.04)		$(1.94)		$(3.14)

(1)	The results of operations for the Predecessor from January 1, 1999 to February 28, 1999 and the results of operations for Netzee for the period from March 1, 1999 to December 31, 1999 have been combined for comparative purposes.
(2)	Cash loss is defined as net loss attributable to common shareholders plus amortization of intangible assets, amortization of stock-based compensation, non-cash extraordinary loss and non-cash long-lived asset impairment charges.

(3)	The year ended December 31, 2000 includes $375,000 in accelerated deferred compensation expense resulting from our management restructuring.
(4)	The year ended December 31, 2000 excludes $211,200 in severance and related costs associated with our management restructuring.
(5)	The year ended December 31, 2000 excludes $211,200 in severance and related costs, $375,000 in deferred stock-based compensation expense associated with our management restructuring and $26,300,278 in asset impairment charges.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Revenues

      Total revenues increased by approximately $17.6 million, or 747%, from approximately $2.3 million, for the twelve months ended December 31, 1999 to approximately $19.9 million for the twelve months ended December 31, 2000. This increase consisted primarily of an increase in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers, and an increase in the number of financial institution customers utilizing our products. This increased customer base is a result of new sales, additional product sales to existing customers and customers obtained from the Acquired Operations.

  Cost of services, license, hardware, implementation and maintenance

      Cost of services, license, hardware, implementation and maintenance increased by approximately $8.1 million, or 416%, from approximately $2.0 million for the twelve months ended December 31, 1999 to approximately $10.1 million for the twelve months ended December 31, 2000. The increase in the cost of services, license, hardware, implementation and maintenance was due primarily to an increase in the number of new institutional customers for which we have implemented our products. Additionally, we experienced increased data center costs required to support the increase in the total number of institutions to which we provided services.

      As a percentage of revenue, cost of service, license, hardware, implementation and maintenance decreased to 51% from 83% for fiscal year 2000 as compared to fiscal 1999. Correspondingly, our gross margin improved from 17% for fiscal year 1999 to 49% for fiscal year 2000. This increase in gross margin was due to our ability to continue to add additional customers at a pace that exceeded the incremental costs required to support those new customers.

  Selling and marketing expenses

      Selling and marketing expenses increased by approximately $6.8 million, or 264%, from approximately $2.6 million for the twelve months ended December 31, 1999 to approximately $9.4 million for the twelve months ended December 31, 2000. The increase in selling and marketing expenses was primarily due to an increase in sales personnel and an increase in sales commissions paid on new sales. We also increased our advertising expenditures in order to increase our brand recognition and our end-user penetration. As a percentage of revenue, selling and marketing expenses decreased to 47% for fiscal year 2000 from 110% for fiscal year 1999.

  General and administrative expenses

      General and administrative expenses increased by approximately $9.4 million, or 499%, from approximately $1.9 million for the twelve months ended December 31, 1999 to approximately $11.3 million for the twelve months ended December 31, 2000. The increase in general and administrative expenses was primarily due to increases in overall business and operating activities, an increase in the number of employees and facilities obtained primarily from the Acquired Operations and an increase in management, support staff and general operating expenses resulting from our growth. As a percentage of revenue, general and administrative expenses decreased to 57% for fiscal year 2000 from 81% for fiscal year 1999.

  Restructuring costs

      Restructuring costs, consisting primarily of employee severance and payroll related costs, were $211,000 for the twelve months ended December 31, 2000 compared to zero for the twelve months ended December 31, 1999. Restructuring costs were a result of the restructuring of our management initiated during the fourth quarter of fiscal 2000.

  Depreciation

      Depreciation increased by approximately $1.6 million, or 819%, from approximately $200,000 for the twelve months ended December 31, 1999 to approximately $1.8 million for the twelve months ended December 31, 2000. This increase was due primarily to the depreciation of assets from the Acquired Operations and from depreciation associated with capital acquisitions necessary to support our growth.

      As a percentage of revenue, depreciation expenses increased slightly to 9% for fiscal year 2000 from 8% for fiscal year 1999. This slight increase was due to our continued data center expansion in early 2000, along with additional depreciation expense associated with assets obtained from our acquisitions in fiscal 2000.

  Preferred stock dividends

      Preferred stock dividends increased from approximately $24,000 for the twelve months ended December 31, 1999 to $520,000 for the twelve months ended December 31, 2000. This increase was a result of preferred stock dividends accruing for a partial month in fiscal 1999 as compared to the entire year in 2000.

  Interest expense, net

      Net interest expense increased by approximately $400,000, or 56%, from approximately $700,000 for the twelve months ended December 31, 1999 to approximately $1.1 million for the twelve months ended December 31, 2000. The increase was due primarily to a higher average debt balance for debt incurred to fund our operations and acquisitions for the twelve months ended December 31, 2000, as compared to a lower average debt balance incurred during 1999. As a percentage of revenue, net interest expense decreased to 5% for fiscal year 2000 from 29% for fiscal year 1999.

  Cash loss

      Cash loss increased by approximately $9.5 million, or 191%, from approximately $5.0 million for the twelve months ended December 31, 1999 to $14.5 million for the twelve months ended December 31, 2000. The increase was due to increases in operating expenses, including selling and marketing, general and administrative, depreciation, interest and preferred dividends. Operating expenses increased in fiscal year 2000 as we experienced an increase in our number of employees and facilities, primarily obtained from the Acquired Operations. We also increased our sales staff over staffing levels in fiscal 1999, expanded our data center operations and experienced an increase in the staff necessary to support our increased customer base. The increase in cash loss as a result of increased operating expenses was partially offset by increases in our revenues.

  Amortization expense

      Amortization expense increased by approximately $39.9 million, or 310%, from approximately $12.9 million for the twelve months ended December 31, 1999 to $52.8 million for the twelve months ended December 31, 2000. Amortization expense increased due to an increase in intangible assets recorded as a result of purchase accounting associated with our acquisitions during fiscal year 2000, combined with a full year of amortization of intangible assets related to our acquisitions in August, September and December 1999.

  Amortization of stock-based compensation

      Amortization of stock-based compensation decreased by approximately $1.4 million, or 30%, from approximately $4.6 million for the twelve months ended December 31, 1999 to $3.2 million for the twelve months ended December 31, 2000. Amortization of stock-based compensation expense for the twelve months ended December 31, 2000 included twelve months of amortization for certain stock options issued during fiscal year 1999 with an exercise price below the initial public offering price and $375,000 due to the accelerated vesting of restricted stock resulting from our management restructuring in the fourth quarter of 2000. Amortization of stock-based compensation for the twelve months ended December 31, 1999 was due to the expenses associated with the vesting of options upon our initial public offering and the issuance of stock in August and September 1999 at a price below the initial public offering price.

  Long-lived asset impairment

      Long-lived asset impairment was approximately $26.3 million for the twelve months ended December 31, 2000 as compared to zero for the twelve months ended December 31, 1999. Long-lived asset impairment charges resulted primarily from the write down of certain acquired intangible assets.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Revenues

      Total revenues increased approximately $1.8 million, or 298%, from approximately $591,000 for the year ended December 31, 1998 to approximately $2.4 million for the year ended December 31, 1999. This increase consisted of an increase of approximately $1.6 million in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers obtained from the Acquired Operations.

  Cost of services, license, hardware and implementation

      Total cost of services, license, hardware and implementation increased approximately $1.5 million, or 321%, from approximately $466,000 for the year ended December 31, 1998 to approximately $2.0 million for the year ended December 31, 1999. The increase in the cost of services, license, hardware and implementation was due primarily to an increase in the number of new institutional customers installed with our products. Additionally, we experienced increased data center costs required to support the increase in the total number of institutions to which we provided services.

  Selling and marketing expenses

      Total selling and marketing expenses increased approximately $2.5 million from approximately $111,000 for the year ended December 31, 1998 to approximately $2.6 million for the year ended December 31, 1999. The increase in selling and marketing expenses was due primarily to an increase in sales personnel, an increase in sales commissions due to additional sales and an increase in advertising expenses.

  General and administrative expenses

      General and administrative expenses increased approximately $1.6 million, or 471%, from approximately $332,000 for the year ended December 31, 1998 to approximately $1.9 million for the year ended December 31, 1999. The increase in general and administrative expenses was due primarily to increases in overall business and operating activities and an increase in the number of employees obtained from the Acquired Operations and added to support our rapid growth.

  Depreciation

      Total depreciation increased approximately $178,000 from approximately $15,000 for the year ended December 31, 1998 to approximately $193,000 for the year ended December 31, 1999. This increase was due primarily to the depreciation of acquired assets and from depreciation associated with capital acquisitions used to support our growth.

  Interest expense, net

      Total net interest expense increased approximately $654,000 from approximately $20,000 for the year ended December 31, 1998 to approximately $674,000 for the year ended December 31, 1999. The increase was due primarily to additional debt incurred in connection with the acquisitions of the Acquired Operations and to fund our operations during the year ended December 31, 1999.

  Amortization of stock-based compensation

      Stock-based compensation consists of amortization of deferred compensation for certain stock options granted during 1999 with an exercise price below fair market value, compensation expense for stock sold to an employee at a price below fair market value and compensation expense for stock awarded to an employee. Stock-based compensation expense was $4.6 million for the year ended December 31, 1999.

  Amortization

      Amortization of intangible assets relates to purchase accounting adjustments resulting from our acquisitions. Intangible assets are being amortized over lives ranging from two to five years. Amortization expense was $12.9 million for the year ended December 31, 1999.

  Extraordinary Loss

      The extraordinary loss relates to the termination of a line of credit agreement in December 1999. To secure the original line of credit, we issued warrants and recognized a deferred financing asset related to the warrants. Upon termination of the line, we incurred a one-time $4.5 million expense representing the unamortized balance of this asset.

Liquidity and Capital Resources

      Our operating activities used cash of approximately $226,000, $2.5 million and $15.6 million for the years ending December 31, 1998, 1999 and 2000 respectively. Cash used in operating activities resulted primarily from our net operating losses, net of non-cash charges.

      Our investing activities used cash of approximately $18,000, $53.2 million and $4.3 million for the years ending December 31, 1998, 1999 and 2000, respectively. Cash used in investing activities resulted from the acquisitions of certain Acquired Operations and the purchase of property, equipment and costs associated with capitalized software development. The purchases of property and equipment reflect the continued investment in hardware for our data centers to support our customer base.

      Our financing activities generated cash of approximately $229,000, $66.9 million and $9.5 million for the years ending December 31, 1998, 1999 and 2000, respectively. The cash generated by financing activities for the year ending December 31, 1999 resulted primarily from proceeds from private placements of common stock, our initial public offering and borrowings from our line of credit commitment. The cash generated for the year ending December 31, 2000 resulted from borrowings on our line of credit facility, proceeds from the exercise of warrants, repayments of shareholder notes and increases in notes payable, which were partially offset by the repayment of notes assumed in our acquisition of DVI.

      As of December 31, 2000, we had a $15.0 million line of credit with InterCept. The line of credit bore interest at prime plus 2% with a term of three years and was secured by substantially all our assets. Borrowings on the line of credit were used primarily to fund working capital needs. The outstanding balance on the line of credit was $15.0 million as of December 31, 2000.

      On March 2, 2000, warrants to purchase 461,876 shares of common stock were exercised. Proceeds from the exercise of the warrants totaled approximately $1.5 million.

      In September 2000, we issued a promissory note to Harland for $5.0 million in exchange for $5.0 million in cash. The note bore interest at a rate of prime plus 2% with a term of five years and was secured by substantially all our assets. Proceeds from the note were used to fund working capital requirements.

      In the period from January 1, 2000 to December 31, 2000, cash and cash equivalents declined by approximately $10.3 million. This decline was due primarily to our operating losses, the continued expansion of our data centers and corporate operations, payments on our credit facility and the repayment of debt assumed from the acquisition of DVI.

      Our working capital balance as of December 31, 2000 was $(5.5) million compared to $4.8 million at December 31, 1999. This decline in working capital is primarily due to our operating and capital requirements during 2000.

      In February 2001, we converted our $15 million line of credit with InterCept and our $5 million promissory note with Harland into a $20 million joint credit facility ($15 million to be funded by InterCept and $5 million to be funded by Harland). The terms of the credit facility remain consistent with the terms of the former line of credit and promissory note, except that both InterCept and Harland now have the right (instead of just InterCept) to enforce the covenants contained in the line of credit agreement.

      In February 2001, we also completed the sale of certain of our regulatory and reporting assets acquired from DPSC in 1999. These assets contributed approximately $5.5 million in revenue and $2.5 million in positive cash flow for fiscal year 2000. As a result, we received cash proceeds of approximately $14.1 million. We used approximately $11.8 million of the proceeds to pay down principal balances on the $20 million joint credit facility. The balance of the proceeds was used to fund operations as well as pay certain closing costs and certain liabilities related to the sale. As of March 15, 2001, we had an outstanding balance, including accrued interest, of approximately $9.0 million, with approximately $11.0 million available under this credit facility. This sale will allow us in part to remedy our working capital deficiency at December 31, 2000 through borrowings under this facility.

      We believe that our existing capital resources, together with cash provided by our operations and borrowings under our credit facility, will be sufficient to fund our working capital requirements for the next 12 months. If we are unable to achieve our cost savings goals, if our working capital requirements exceed our current expectations, if cash provided by our operations is less than anticipated, or if we make additional acquisitions, we may need to raise additional capital either through debt or equity sources before that time. We cannot be sure that we will be able to obtain the additional financing necessary to satisfy these additional capital requirements or to implement our growth strategy on acceptable terms or at all. If we cannot obtain this financing on terms acceptable to us, we may be forced to curtail some planned business expansion, we may be unable to fund our ongoing operations, or we may have to cease operations altogether. Alternatively, we may be required to reduce the level of spending on capital and operating expenses in order to utilize our existing financing and sources of liquidity to operate the business on a reduced scale.

Selected Quarterly Data

      The following table sets forth our selected quarterly data for the years ending December 31, 1999 and 2000.

	Quarter Ended(1)

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

	(Unaudited)

Revenues	$2,815,000	$4,303,000	$5,235,000	$7,558,000

Loss from operations	(15,606,000)	(17,544,000)	(17,191,000)	(44,897,000)

Net loss attributable to common shareholders	(16,156,000)	(17,902,000)	(17,703,000)	(45,400,000)

Basic and diluted earnings per share(2)	(0.78)	(0.82)	(0.81)	(1.85)

	Quarter Ended

	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999

	(Unaudited)

Revenues	$165,000	$176,000	$590,000	$1,419,000

Loss from operations	(68,000)	(284,000)	(7,377,000)	(14,009,000)

Net loss attributable to common shareholders	(72,000)	(284,000)	(7,721,000)	(18,878,000)

Basic and diluted earnings per share (2)	(0.01)	(0.04)	(0.64)	(1.04)

(1)	The data for the quarters ended March 31, June 30 and September 30, 2000 have been restated as a result of our adoption of SAB 101 in the fourth quarter of 2000. SAB 101 establishes guidelines for revenue recognition and enhances revenue recognition disclosure requirements. See Note 2 in Notes to Consolidated Financial Statements.

(2)	The sum of the quarterly basic and diluted earnings per share does not equal the year-to-date basic and diluted earnings per share calculation for the respective fiscal periods presented, due to differences in rounding as well as differences in quarterly average shares outstanding versus year-to-date average shares outstanding.

Year 2000

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

      As of March 15, 2001 we had not encountered any significant year 2000 business interruptions or losses, either from our own systems or from those of our suppliers or customers.

Factors that May Affect Our Future Results of Operations or Financial Condition

  Because we have a limited operating history in a rapidly evolving industry, it is difficult to evaluate our business and prospects

      We were incorporated in August 1999 as the successor to a company which had operated only since October 1996. We have completed nine acquisitions since August 1999. See “Formation of Netzee.” Because key members of our management team came from different entities, the members of our senior management team have only worked together for a relatively short time. Therefore, it is difficult to evaluate us and our prospects. An investor in our common stock must consider the risks we face as a company operating in the new and rapidly evolving Internet banking and e-commerce markets. These risks include our inability to:

•	operate profitably;

•	integrate successfully the Acquired Operations and the personnel that joined us from each of the Acquired Operations;

•	develop, test, market and sell our products and services;

•	expand successfully our sales and marketing efforts;

•	maintain our current, and develop new, strategic marketing alliances;

•	promote acceptance of our Internet based services by our community financial institution customers and their customers;

•	respond effectively to competitive pressures; and

•	continue to develop and upgrade our technology.

      We may not succeed in achieving any or all of these goals. We may never achieve or sustain profitability.

We have a history of losses and anticipate losses in the future, and we may never become profitable

      We incurred net losses of approximately $97 million for the year ended December 31, 2000. We expect to incur significant operating losses in the foreseeable future. We will need to generate significant revenues to achieve and maintain profitability, and we cannot give assurances that we will be able to do so. Our revenues for the year ended December 31, 2000 were approximately $20 million, and our cash operating expenses for the year were approximately $34 million. If our revenues grow more slowly than we anticipate or if we cannot reduce our operating expenses as expected, our financial performance will be adversely affected. See “Selected Financial Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are currently experiencing a period of significant operational reductions that may place a strain on our ability to achieve revenue growth and profitability

      We previously experienced significant growth in our operations through acquisitions in 1999 and 2000. Our recent reorganization and the resulting reduction in personnel and facilities is placing and will continue to place additional demands on our management and operational ability. Our current management, sales, technical and accounting resources may not be adequate to support our anticipated revenue growth. Our future operating results will substantially depend on the ability of our management to handle changing business conditions and to implement and improve our systems. To manage these changes effectively, we must:

•	predict accurately the growth in the demand for our products and related services and our capacity to address that demand;

•	motivate, manage and retain key employees;

•	transfer and install equipment in different facilities as a result of the consolidation of our facilities;

•	continue to integrate our management team;

•	integrate the operations and personnel of any other businesses we acquire; and

•	respond effectively to changes in the industry.

Our relationships with InterCept and Harland may present potential conflicts of interest, which may result in decisions that favor InterCept and Harland over our other shareholders

      Because Netzee, InterCept and Harland are engaged in the sale of electronic commerce products and services to community financial institutions, numerous potential conflicts of interest exist between our companies or their affiliates. We compete with each other when offering some products and services to potential customers. Our bylaws contain provisions addressing potential conflicts of interest between us and InterCept and the allocation of transactions that, absent such allocation, could constitute corporate opportunities of both companies. Under these provisions, InterCept may take advantage of a corporate opportunity rather than presenting that opportunity to us, absent a clear indication that the opportunity was directed to us rather than to InterCept.

      Our existing and future agreements and relationships with InterCept have not resulted and will not necessarily result from arms-length negotiations. InterCept currently owns approximately 28% of our common stock. Our Chairman, our Vice Chairman and two of our other directors are directors and significant shareholders of InterCept. In addition, John W. Collins, our Chairman, serves as Chief Executive Officer of InterCept. When the interests of InterCept diverge from our interests, InterCept’s officers and directors may exercise their influence in InterCept’s best interests. Therefore, our agreements and relationships with InterCept may be less favorable to us than those that we could obtain from unaffiliated third parties. Moreover, many of the transactions between us and InterCept do not lend themselves to precise allocations of costs and benefits. Thus, the value of these transactions will be left to the discretion of the parties, who are subject to potentially conflicting interests.

      Other than the provisions of our bylaws relating to corporate opportunities, there is no mechanism in place to resolve these conflicts of interest, except that it is our policy that transactions with affiliated parties be approved by a majority of our disinterested directors. Nevertheless, due to the extensive relationships between InterCept and us, we may make decisions that potentially favor InterCept or its affiliates at the expense of our shareholders. Furthermore, Georgia law may prohibit a shareholder from successfully challenging these decisions, if the decision received the affirmative vote of a majority, but not less than two, of our disinterested directors who received full disclosure of the existence and nature of the conflict.

      Our existing agreements and relationships with Harland have resulted, but future agreements will not necessarily result, from arms-length negotiations. Harland currently owns approximately 16% of our common stock. Two of our directors were appointed by Harland, and those appointees are also executive officers of Harland or its subsidiaries. When the interests of Harland diverge from our interests, these individuals may exercise their influence in Harland’s best interests. Therefore, our agreements and relationships with Harland may be less favorable to us than those that we could obtain from unaffiliated third parties.

  Our business and prospects will suffer if end users do not accept and use our products and services

      We derive substantially all of our revenues from products and services provided to community financial institutions, their customers and other participants in the financial services industry. Our future success depends significantly upon the willingness of community financial institutions to offer technological innovations such as Internet and telephone banking and upon their customers’ demand for and acceptance of these technological innovations and the willingness of these financial institutions to use our wholesale support applications. If community financial institutions and their customers do not readily accept these technological innovations as reflected in our products and services, we will experience reduced demand for our products and services.

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

If our acquisition strategy is not successful, we may lose our competitive position, and our business and financial results may suffer

      We intend to continue to evaluate potential acquisition candidates within our industry, and we may acquire complementary technologies or businesses in the future. Due to consolidation trends within the on-line services industry, failure to adopt and to implement successfully a long-term acquisition strategy could damage our competitive position. Future acquisitions may involve large, one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of these factors could adversely affect our business, financial condition or results of operations. An acquisition involves numerous risks, including:

•	assimilating effectively the operations, products and services, technology, information systems and personnel of the acquired company into our operations;

•	diverting our management’s attention from other business concerns;

•	impairing relationships with our employees, affiliates, strategic marketing alliances and content providers;

•	failing to maintain uniform standards, controls, procedures and policies;

•	entering markets in which we have no direct prior experience; and

•	losing key employees of the acquired company.

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

The unpredictability of our future financial results and events beyond our control may adversely affect the trading price of our common stock

      The price of our common stock has fluctuated substantially and our financial results and stock price may fluctuate substantially in the future. These fluctuations may be caused by numerous factors, including pricing competition for our products and services and our ability to generate revenues and operate profitably. Other factors which may cause our common stock to be adversely affected and which may cause significant fluctuations in our stock price include:

•	our actual or anticipated operating results;

•	our actual or anticipated growth rates, as they may change from time to time;

•	changes in analysts’ estimates;

•	competitors’ announcements;

•	regulatory actions;

•	industry conditions;

•	general economic conditions; and

•	a variety of other factors that we have discussed elsewhere in “Factors That May Affect Our Future Results of Operations or Financial Condition.”

      Further, the market for Internet and technology companies has experienced extreme price and volume volatility that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. The trading prices of the stock of many Internet and technology companies are at or near historical lows and reflect relative valuation levels substantially lower than historical levels. Because our stock price is currently very low, small trades and changes in our stock price can produce significant percentage changes in the value of our common stock.

Our continued inability to comply with the maintenance listing criteria of the Nasdaq National Market may cause our common stock to be delisted

      Our common stock is currently listed on the Nasdaq National Market. Thus, we are subject to financial and market-related tests and other qualitative standards established by Nasdaq to maintain our listing. On March 13, 2001, we were notified by Nasdaq that we had failed to meet the continued $1.00 minimum bid price rule for continued listing. We have been given until June 11, 2001 to come into compliance with this rule. If we fail to meet this requirement, Nasdaq could delist our common stock. If this were to happen, it may be more difficult for a shareholder to buy or sell our stock at competitive market prices, or at all, and we may lose support from institutional investors, brokerage firms and market makers that currently buy and sell our stock and provide information to investors about us. Such an event could also cause the price of our stock to decrease further.

Our sales efforts may be delayed because community financial institutions are generally slow to adopt new technology

      Community financial institutions tend to be cautious in making purchase decisions regarding new technologies. This requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products and services prior to the purchase of our products and services. Further, community financial institutions are frequently slow to approve capital expenditures and to review new technologies that affect key operations. In addition, our low stock price, operating losses and financial resources have made some financial institutions reluctant to purchase our products and services. All of this could have the affect of significantly lengthening our sales cycle or reducing sales, thereby delaying revenue growth and adversely affecting our business, operating results and financial condition.

Our operating results may adversely be affected because implementation of our Internet banking products and services by our community financial institution customers may take longer than we anticipate

      During the course of an initial implementation of our Internet banking products and services, we must integrate our Internet banking software with a community financial institution’s core processing systems. This involves the installation of an interface to permit communication between our Internet banking products and services and the community financial institution’s core processing systems. We may, from time to time, experience some delays in the integration process, particularly if we do not already have an established interface for a particular core processing system. It takes us an average of 60 to 90 days to implement our service bureau Internet banking services. A longer integration period will increase our costs associated with the implementation and delay the recognition of revenues. Changes to existing core software systems by existing customers and custom implementations for future client financial institutions may also cause integration delays in future implementations that could have a material adverse effect on our business, operating results and financial condition for subsequent periods. The implementation of our in-house Internet banking product depends on the size and complexity of the financial institution’s infrastructure of systems, network structure and software.

Damage to our data centers would result in failures or interruptions in providing our products and services to our customers, which could jeopardize our business and customer relationships

      Although we have backup facilities to provide Internet services if one or more of our data centers fail to function, a natural disaster, such as a fire, tornado or flood, or other unanticipated problem at one or more of our data centers, including an extended power loss, telecommunications failure, break-in, computer virus, hacker attack or other events beyond our control, could nevertheless result in failures or interruptions in providing our products and services to our customers. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

If we cannot hire and retain qualified personnel, we will not be able to conduct our operations successfully or at all

      There is significant competition for qualified employees, and high employee turnover exists among Internet and other technology companies today. As a result, we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our operating results may be adversely affected if we experience increased expenses related to attracting, training and retaining qualified employees. Our failure to succeed in attracting new personnel or retaining and motivating our current personnel could adversely affect our business, financial condition and results of operations.

Network security problems could hinder the growth of the Internet and cause us to lose customers

      To the extent that our activities involve the storage and transmission of proprietary information, security breaches could expose us to possible liability and damage our reputation. Any compromise of our security could harm our business and could deter people from using the Internet to conduct transactions that involve transmitting confidential information. We rely on standard Internet security systems, all of which are licensed from third parties, to provide the security and authentication necessary to effect secure transmission of data. Nevertheless, compromises or breaches of our security measures may occur.

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

      Furthermore, as the volume of traffic and transactions on our system increases substantially, we could experience periodic temporary capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may be unable to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure in a timely manner to accommodate these increases. Any inability to do so could harm our business.

Increased competition may increase pricing pressures, reduce margins and create a loss of market share

      The market for our products and services is highly competitive. We compete with a variety of third parties, including other providers of Internet banking systems, as well as systems developed internally by financial institutions. We also expect competition in our markets to increase significantly as new companies enter our market and current competitors expand their product lines and services. These new competitors may include non-bank financial institutions, such as brokerage firms, on-line service providers and data processing vendors, among others. In many instances, these entities are dominant competitors and may enjoy substantial competitive advantages, including:

•	greater name recognition;

•	greater financial, technical and marketing resources to devote to the development, promotion and sale of their services;

•	longer operating histories; and

•	a larger base of client financial institutions.

      Any pricing pressures, reduced margins or loss of market share resulting from our failure to compete effectively would materially and adversely affect our business, financial condition and operating results.

  Infringement by others upon our proprietary technology could harm our ability to establish and protect our proprietary rights, which could adversely affect our business

      Our inability to protect our proprietary rights adequately could have a material adverse effect on the acceptance of our brand names and on our business, financial condition and operating results. We rely on a combination of copyright, trademark and trade secret laws and contractual provisions to establish and protect our proprietary rights. Further, we have pending patent applications in the United States and Canada with respect to our PALMS™ asset/liability management software.

      There can be no assurance that the steps we have taken, and will take in the future, to protect our proprietary rights will be adequate or that third parties will not infringe upon or misappropriate our copyrights, trademarks, service marks, domain names and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in foreign countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our services. Our competitors or others may adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Moreover, because Internet domain names derive value from the individual’s ability to remember these names, we cannot guarantee that our Internet domain names will maintain their value if, for example, users begin to rely on mechanisms other than Internet domain names to access on-line resources.

      Furthermore, we may become involved in litigation or other proceedings regarding our trade secrets, copyrights and other intellectual property rights. An adverse determination in intellectual property litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from selling our products and services. There can be no assurance that we would be able to obtain licenses, if necessary, on commercially reasonable terms, if at all. In addition, litigation would divert management resources and be expensive. Any of these results could have a material adverse effect on the acceptance of our brand names and on our business, financial condition and operating results.

  Our growth may be adversely affected by government regulation and legal uncertainties that could add additional costs to doing business on the Internet

      Other than the Gramm-Leach-Bliley Act discussed below, there are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues, including user privacy, pricing, and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy issues apply to the Internet. Any new laws or regulations relating to the Internet or the manner in which existing laws are applied to the Internet could adversely affect our business.

      Our primary customers are community financial institutions, which are heavily regulated. In addition, financial institution regulators can effectively control and mandate the standards for the required security systems, communication technologies and other features of our products and services. There can be no assurance that federal, state or foreign governmental authorities will not adopt new regulations addressing electronic financial institution operations that could require us to modify our current or future products and services.

      For example, the U.S. Congress enacted the Gramm-Leach-Bliley Act in November 1999. This law may restrict or prohibit our ability to offer third parties access to non-public personal information generated by our Internet banking products and services. Further, with respect to the information of each particular individual that does business with a community financial institution, we will be required to comply with the privacy policies that are adopted by each financial institution. Pursuant to this law, the federal banking authorities, the Securities and Exchange Commission and the Federal Trade Commission have adopted rules and regulations implementing this law. Finally, this law specifically permits states to adopt financial privacy laws that are more restrictive than federal law. This law or the adoption of other laws or regulations affecting our business or our community financial institution customers’ businesses could reduce our growth rate or could otherwise have a material adverse effect on our business, financial condition and operating results. See “Business — Government Regulation.”

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

  To execute our strategy, we may require additional funding that may not be available on favorable terms or at all, and a lack of funds could substantially impair our ability to operate, grow and be profitable

      We do not have sustained earnings or positive cash flow, and our business strategy currently requires us to incur significant expenses to operate competitively and to grow our business. We do not currently have adequate cash flow from operations to fund these expenses, although we expect to achieve positive cash flow from operations by the end of 2001. Until that time, we will be funding our operations from balances available on our credit facility. If we should need additional financing, it may not be available on favorable terms or at all. If we cannot raise adequate funds to satisfy our operating and capital requirements, we may have to limit our operations significantly or cease operations altogether. Our future operating and capital requirements depend upon many factors, including:

•	our ability to achieve our cost savings measures;

•	the response of customers to our product and service offerings;

•	the extent to which we expand our products and services;

•	the extent to which we develop and upgrade our technology and data network infrastructure; and

•	the occurrence, timing, size and successful integration of acquisitions.

  Our stock value may be adversely affected because our management and affiliates beneficially own approximately 59% of our common stock, and thus no corporate actions requiring shareholder approval can be taken without their approval

      Our officers, directors and affiliated persons beneficially own approximately 59% of our common stock. As a result, our officers, directors and affiliated persons effectively are able to:

•	elect, or defeat the election of, our directors;

•	amend or prevent amendment of our articles of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the shareholders for vote.

      Our public shareholders, for so long as they hold less than a majority of the outstanding shares of our common stock, are unable to control the outcome of any shareholder vote. Management’s stock ownership may discourage a potential acquiror from offering to purchase or otherwise attempting to obtain control of Netzee, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

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

      If our shareholders sell substantial amounts of our common stock, including shares issuable upon the conversion of shares of preferred stock and the exercise of outstanding options, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 15, 2001, we had 26,867,960 shares of common stock outstanding, 411,067 shares of common stock reserved for issuance upon the conversion of preferred stock we issued and options outstanding to acquire 3,930,938 shares of common stock. In connection with our acquisition of DVI, we also agreed to issue to the former shareholders of DVI up to 314,136 shares of our common stock upon the attainment by the DVI operations of revenue goals in fiscal year 2001. Additionally, in connection with the acquisition of substantially all of the assets of Card Plus, we granted to Card Plus the right to receive up to 228,570 additional shares of common stock upon the attainment of certain revenue, EBITDA and employee retention goals for the period from July 1, 2000 to June 30, 2001.

      In addition, we may be required to register up to 8,893,850 shares of common stock that we issued in connection with some of our acquisitions, subject to the terms and conditions of applicable registration rights agreements. In November 2000, we received a request from the shareholders of Card Plus to register all 320,000 shares of stock issued to Card Plus. Pursuant to the terms of the registration rights agreement, we were required to file a registration statement to register these shares by January 7, 2001. On December 4, 2000, we notified the Card Plus shareholders that, pursuant to the terms of the registration rights agreement, we delayed the filing of this registration statement for up to 120 days after January 7, 2001.

      Further, we have reserved a total of 6,323,233 shares of our common stock for issuance under our stock option plan. The plan provides that this amount will be automatically increased on January 1 of each year to an amount equal to 20% of the fully diluted shares of our common stock on the preceding December 31, provided, however, that the number of shares available for issuance shall not be less than 3,500,000. As of March 15, 2001, we have outstanding options to purchase a total of 3,930,938 shares of common stock under this plan. We have registered 4,816,768 of the shares presently issuable under this plan for sale in the public market. However, we plan to register an additional 1,506,465 shares that are issuable under this plan for sale in the public market.

  Our future earnings will be reduced because we have a significant amount of intangible assets

      As of December 31, 2000, approximately $90 million, or 84%, of our total assets were intangible assets. These intangible assets primarily represent amounts attributable to the issuance of stock in acquisitions accounted for as purchases. We will likely record additional intangible assets in the future if we acquire additional businesses. Additionally, we currently amortize intangible assets over a useful life that management believes is reasonable and is allowable under generally accepted accounting principles, or GAAP. GAAP can change in the future and affect the amortization period and therefore our future results. Additionally, any additional impairment in the value of these intangible assets could have a material adverse effect on our business, financial condition and operating results.

  Our articles of incorporation and bylaws, as well as Georgia corporate law, may prevent or delay third parties from buying your stock and result in a decrease in the stock price

      Our articles of incorporation, bylaws and Georgia law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our shareholders. For example, our articles of incorporation and bylaws provide, among other things, that:

•	the board of directors, without shareholder approval, has the authority to issue preferred stock with rights superior to the rights of the holders of common stock, and we have already issued a series of preferred stock in connection with one of our acquisitions;

•	our directors may only be removed for cause, and only upon the vote of the holders of at least 66 2/3% of our voting stock;

•	the board of directors is divided into three classes and directors have staggered terms; and

•	the shareholders may call a special meeting only upon request of 75% of votes entitled to be cast on an issue.

      Georgia law also contains “business combination” and “fair price” provisions. Our board of directors may adopt these provisions and other “anti-takeover” measures without shareholder approval, the effect of which may be to delay, deter or prevent a change in control of Netzee.

Recent Accounting Pronouncements

      In the fourth quarter of fiscal 2000, we adopted SAB 101, which establishes guidelines for revenue recognition and enhances revenue recognition disclosure requirements. Pursuant to this guideline, up-front fees associated with certain product implementations are now being recognized over the term of the underlying agreement, rather than upon the completion of product implementation. The cumulative impact of adopting SAB 101 is reported as a change in accounting principle for our year ended December 31, 2000.

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured based on their fair values. SFAS No. 133 was adopted effective January 1, 2001. Since we do not utilize these instruments or participate in these activities, SFAS No. 133 did not have an impact on our consolidated financial statements.

Item  7A.     Qualitative and Quantitative Disclosures Regarding Market Risk

      We do not use derivative financial instruments in our operations or investments, and we do not have significant operations subject to fluctuations in foreign currency exchange rates. We have a joint credit facility with InterCept and Harland that has an interest rate based upon the prime rate as published in the Wall Street Journal, plus a 2% margin. Any increases in such rates may dramatically increase the interest rate under such facility and would make it more costly for us to borrow funds thereunder. These increased borrowing costs may impede our acquisition and growth strategies if management determines that such costs are too high to implement these strategies. These increased costs may also hinder our ability to fund our working capital requirements.

Item  8.     Financial Statements and Supplementary Data

      The Consolidated Financial Statements of Netzee, including Netzee’s Consolidated Balance Sheets as of December 31, 1999 and 2000 and Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 1998, for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999, and for the year ended December 31, 2000, together with the report thereto of Arthur Andersen LLP dated March 15, 2001, are attached hereto as pages F-1 through F-26.

Item  9.     Disagreements on Accounting and Financial Disclosure

      Since January 1, 1999, we have not had any disagreements on accounting or financial disclosures with our accountants and we have not changed such accountants.

PART III

Item  10.     Directors and Executive Officers of the Registrant

      In accordance with General Instruction H to the Form 10-K, the information required by this item is hereby incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2001.

Item  11.     Executive Compensation

      In accordance with General Instruction H to the Form 10-K, the information required by this item is hereby incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2001.

Item  12.     Security Ownership Of Certain Beneficial Owners and Management

      In accordance with General Instruction H to the Form 10-K, the information required by this item is hereby incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2001.

Item  13.     Certain Relationships and Related Transactions

      In accordance with General Instruction H to the Form 10-K, the information required by this item is hereby incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2001.

PART  IV

Item  14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits and Financial Statements.

      (1)  Financial Statements

      The following consolidated financial statements of Netzee, Inc. and Subsidiaries are filed as part of this Report and are attached hereto as pages F-1 through F-26:

            (i)  Report of Independent Public Accountants

(ii)	Consolidated Balance Sheets at December 31, 1999 and 2000

(iii)	Consolidated Statements of Operations for the year ended December 31, 1998, for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999, and for the year ended December 31, 2000

(iv)	Consolidated Statements of Cash Flows for the year ended December 31, 1998, for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999, and for the year ended December 31, 2000

(v)	Consolidated Statements of Shareholders’ Equity for the year ended December 31, 1998, for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999, and for the year ended December 31, 2000

(vi)	Notes to Consolidated Financial Statements

      (2)  Financial Statement Schedule

      Schedule II — Valuation and Qualifying Accounts, is incorporated by reference herein from Exhibit 99.1 filed herewith. The Report of Independent Public Accountants on Financial Statement Schedule with respect thereto is incorporated by reference herein from Exhibit 99.2 filed herewith.

      (3)  Exhibits

Exhibit
No.	Description of Exhibits

2.1*	Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.(1)
2.2*	Agreement and Plan of Merger, dated September 3, 1999, by and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.(1)
2.3*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank.(1)
2.4*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent BankersBank.(1)
2.5*	Acquisition Agreement, dated September 3, 1999, by and among Netzee, Inc., Call Me Bill, LLC and each of the members of Call Me Bill, LLC.(1)
2.6*	Asset Transfer Agreement, dated August 6, 1999, by and between The InterCept Group, Inc. and Direct Access Interactive, Inc.(1)
2.7*	Agreement and Plan of Merger, dated September 3, 1999, by and between Netzee, Inc. and Direct Access Interactive, Inc.(1)
2.8*	Asset Purchase Agreement, dated December 15, 1999, by and among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.(2)
2.9*	Asset Purchase Agreement, dated February 28, 2000, by and among Netzee, Inc., Digital Visions, Inc. and certain shareholders of Digital Visions, Inc.(3)

Exhibit
No.	Description of Exhibits

2.10*	Asset Purchase Agreement, dated July 28, 2000, by and among Netzee, Inc., NetzeePlus, Inc., Card Plus, Inc. and the shareholders of Card Plus, Inc.(10)
2.11*	Asset Purchase Agreement, dated September 29, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(11)
2.11.1*	Amendment No. 1 to the Asset Purchase Agreement, dated November 10, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(11)
2.12*	Asset Purchase Agreement, dated February 2, 2001, by and among Netzee, Inc., Netcal, Inc. and The InterCept Group, Inc.(12)
3.1	Amended Articles of Incorporation of Netzee, Inc., as amended to date.(10)
3.2	Amended and Restated Bylaws of Netzee, Inc., as amended.(4)
4.1	Form of Netzee, Inc. common stock certificate.(1)
4.2.1	Form of Netzee, Inc. Series A 8% Convertible Preferred Stock certificate.(2)
4.2.2	Form of Netzee, Inc. Series B 8% Convertible Preferred Stock certificate.(10)
4.3	Registration Rights Agreement, dated August 6, 1999, by and among Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and each of the former shareholders of SBS Corporation.(1)
4.4	Registration Rights Agreement, dated September 3, 1999, by and among Netzee, Inc., The Bankers Bank and TIB The Independent BankersBank.(1)
4.5	Registration Rights Agreement, dated August 31, 1999, by and among Netzee, Inc. and each of the former shareholders of Dyad Corporation.(1)
4.6	Agreement, dated September 3, 1999, by and between Netzee, Inc. and Sirrom Investments, Inc., regarding registration rights of Sirrom.(1)
4.7	Registration Rights Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)
4.8	Warrant, dated October 18, 1999, issued to Kellett Partners, L.P.(1)
4.9	Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(2)
4.9.1	First Amendment to Registration Rights Agreement, dated September 29, 2000, by and between Netzee, Inc. and Bruce R. Gall & Associates, Inc., on behalf of each of the former shareholders of DPSC Software, Inc.(10)
4.10	Registration Rights Agreement, dated March 7, 2000, by and between Netzee, Inc. and Digital Visions, Inc.(3)
4.11	Registration Rights Agreement, dated July 28, 2000, by and between Netzee, Inc. and Card Plus, Inc.(10)
4.12	Registration Rights Agreement, dated November 10, 2000, by and between Netzee, Inc. and John H. Harland Company.(11)
10.1	Netzee, Inc. 1999 Stock Option and Incentive Plan.(1)
10.2	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Glenn W. Sturm.(1)
10.4	Option Agreement, dated August 5, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Richard S. Eiswirth.(1)
10.5	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and Glenn W. Sturm.(1)

Exhibit
No.	Description of Exhibits

10.6	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and C. Michael Bowers.(1)
10.7	Employment Agreement, dated March 1, 2000, by and between Netzee, Inc. and Richard S. Eiswirth.(4)
10.8	Form of Indemnification Agreement to be entered into between Netzee, Inc. and each of its executive officers and directors.(1)
10.9	Promissory Note, dated August 6, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $21,534,625.(1)
10.10	Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $4,399,639.22.(1)
10.11	Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker, to The InterCept Group, Inc. as payee, in the principal amount of $2,882,200.(1)
10.12	Promissory Note, dated September 1, 1999, from John W. Collins as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)
10.13	Promissory Note, dated September 1, 1999, from Glenn W. Sturm as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)
10.14	Promissory Note, dated September 1, 1999, from Donny R. Jackson as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)
10.15	Promissory Note, dated September 1, 1999, from Richard S. Eiswirth as maker, to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)
10.16	Line of Credit Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)
10.17	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and TIB The Independent BankersBank.(1)(5)
10.18	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and The Bankers Bank.(1)(5)
10.19	Sublease, dated September 1, 1999, by and between The Bankers Bank and Netzee, Inc.(1)
10.20	Commercial Lease, dated January 9, 1998, by and between DMB, LLC and Netzee, Inc. (as successor to Direct Access Interactive, Inc. (as successor to SBS Corporation)).(1)
10.21	Employment Agreement, dated February 28, 2000, by and between Netzee, Inc. and Michael E. Murphy.(4)
10.22	Promissory Note, dated March 24, 2000, from Netzee, Inc. as maker, to The InterCept Group, Inc., as payee, in the principal amount of $7,800,000.(4)
10.23	Master Agreement, dated March 1, 2000 by and between Netzee, Inc. and The Bankers Bank.(4)(6)
10.23.1	Amendment to Master Agreement and Schedule, dated June 1, 2000, by and between Netzee, Inc. and The Bankers Bank.(8)(9)
10.24	Maintenance Agreement, dated March 1, 2001, by and between Netzee, Inc. and The Bankers Bank.(4)(6)
10.25	Credit Agreement, dated May 31, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(7)
10.25.1	Amendment No. 1 to Credit Agreement, dated September 29, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(10)
10.25.2	Amended and Restated Credit Agreement, dated February 2, 2001, by and among Netzee, Inc., The InterCept Group, Inc. and John H. Harland Company.(12)

Exhibit
No.	Description of Exhibits

10.26	Employment Agreement, dated July 26, 2000, by and between Netzee, Inc. and Catherine G. Silver.(10)
10.27	Promissory Note, dated September 29, 2000, from Netzee, Inc. as maker, to John H. Harland Company, as payee, in the principal amount of $5,000,000.(10)
10.28	Warranty Bill of Sale, dated March 1, 2001, from Netzee, Inc. in favor of W-II Investments, Inc.
10.29	Assignment and Assumption Agreement (Business Loan Agreement), dated March 1, 2001, by and between Netzee, Inc. and W-II Investments, Inc.
10.30	Assignment and Assumption Agreement (Mortgage, Security Agreement and Assignment), dated March 1, 2001, by and between Netzee, Inc. and W-II Investments, Inc.
10.31	Aircraft Lease Agreement, dated March 1, 2001, by and among Netzee, Inc., W-II Investments, Inc., The InterCept Group, Inc., Nelson Mullins Riley & Scarborough, LLP, Glenn W. Sturm, John W. Collins and Donny R. Jackson.
10.32	Employment Agreement, dated October 9, 2000, by and between Netzee, Inc. and Dan Anderson.
10.33	Severance Agreement, dated November 1, 2000, by and between Netzee, Inc. and Catherine G. Silver.
10.34	Employment Agreement, dated October 10, 2000, by and between Netzee, Inc. and Donny R. Jackson.
23.1	Consent of Arthur Andersen LLP.
99.1	Schedule II to Consolidated Financial Statements — Valuation and Qualifying Accounts.
99.2	Report of Independent Public Accountants on Financial Statement Schedule.

*	Certain schedules and exhibits to this exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission. Netzee, Inc. agrees to furnish supplementally a copy of any such omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to Netzee, Inc.’s Registration Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.
(2)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.
(3)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated March 7, 2000, as filed with the Securities and Exchange Commission on March 22, 2000, and hereby incorporated by reference herein.
(4)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 1999, and as amended May 1, 2000, and hereby incorporated by reference herein.
(5)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 8, 1999 and renewed on November 15, 2000.
(6)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on July 18, 2000.
(7)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated May 31, 2000, as filed with the Securities and Exchange Commission on June 20, 2000, and hereby incorporated by reference herein.
(8)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 15, 2000, and hereby incorporated by reference herein.
(9)	Portions of this exhibit were omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 15, 2000.

(10)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on November 14, 2000, and hereby incorporated by reference herein.
(11)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated November 10, 2000, as filed with the Securities and Exchange Commission on November 22, 2000, and hereby incorporated by reference herein.
(12)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated February 2, 2001, as filed with the Securities and Exchange Commission on February 16, 2001, and hereby incorporated by reference herein.

(b)  Reports on Form 8-K.

      During the last quarter of our 2000 fiscal year, we filed the following report on Form 8-K:

      Form 8-K, dated November 10, 2000, as filed with the Exchange Commission on November 22, 2000, reporting the acquisition of certain assets and the assumption of certain liabilities from John H. Harland Company.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NETZEE, INC.

By:	/s/ DONNY R. JACKSON

Donny R. Jackson
Chief Executive Officer

Date: March 28, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DONNY R. JACKSON Donny R. Jackson	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2001

/s/ RICHARD S. EISWIRTH Richard S. Eiswirth	Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 28, 2001

/s/ JARETT J. JANIK Jarett J. Janik	Vice President and Controller (Principal Accounting Officer)	March 28, 2001
/s/ JOHN W. COLLINS John W. Collins	Chairman of the Board of Directors	March 28, 2001
/s/ GLENN W. STURM Glenn W. Sturm	Vice Chairman of the Board of Directors	March 28, 2001
/s/ JON R. BURKE Jon R. Burke	Director	March 28, 2001
/s/ CHARLES B. CARDEN Charles B. Carden	Director	March 28, 2001
/s/ GAYLE M. EARLS Gayle M. Earls	Director	March 28, 2001
/s/ STILES A. KELLETT, JR. Stiles A. Kellett, Jr.	Director	March 28, 2001

Signature	Title	Date

/s/ JEFFERSON B. A. KNOX, SR. Jefferson B. A. Knox, Sr.	Director	March 28, 2001
/s/ BRUCE P. LEONARD Bruce P. Leonard	Director	March 28, 2001

NETZEE, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998, 1999 AND 2000

Page

Report of Independent Public Accountants	F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 1999 and 2000	F-3

Consolidated Statements of Operations for the year ended December 31, 1998, for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999 and for the year ended December 31, 2000
F-4

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the year ended December 31, 1998, for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999 and for the year ended December 31, 2000
F-5

Consolidated Statements of Cash Flows for the year ended December 31, 1998, for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999 and for the year ended December 31, 2000
F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Netzee, Inc.:

      We have audited the accompanying consolidated balance sheets of NETZEE, INC. (a Georgia corporation, formerly Direct Access Interactive, Inc.) AND SUBSIDIARIES as of December 31, 1999 and 2000 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period from March 1, 1999 to December 31, 1999 and for the year ended December 31, 2000 and the consolidated statements of operations, shareholders’ deficit, and cash flows of its predecessor (Direct Access Interactive, Inc.) for the year ended December 31, 1998 and for the period from January 1, 1999 to February 28, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netzee, Inc. and subsidiaries as of December 31, 1999 and 2000, the results of their operations and their cash flows for the year ended December 31, 2000 and the period from March 1, 1999 to December 31, 1999, and the results of operations and cash flow of its predecessor (Direct Access Interactive, Inc.) for the year ended December 31, 1998 and for the period from January 1, 1999 to February 28, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

March 15, 2001

NETZEE, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 1999	December 31, 2000

ASSETS

Current assets:

Cash and cash equivalents	$11,255,099	$960,231

Short-term investments	—	135,000

Accounts receivable, net of allowance for doubtful accounts of $242,750 and $641,447, at December 31, 1999 and 2000, respectively	2,496,953	5,836,904

Leases receivable, current	330,191	671,580

Prepaid and other current assets	503,364	1,130,294

Total current assets	14,585,607	8,734,009

Property and equipment, net of accumulated depreciation of $141,138 and $3,552,971 at December 31, 1999 and 2000, respectively	6,938,710	6,616,804

Intangible assets, net of accumulated amortization of $12,756,780 and $47,824,555 at December 31, 1999 and 2000, respectively	120,611,688	89,950,659

Leases receivable, net of current portion	922,788	1,202,606

Other non-current assets	185,463	210,942

Total assets	$143,244,256	$106,715,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,873,278	$1,784,480

Accrued liabilities	1,361,029	4,372,821

Deferred revenue	5,425,278	7,263,099

Note payable, current portion	103,462	134,231

Other current liabilities	24,200	668,151

Total current liabilities	9,787,247	14,222,782

Related-party borrowings	10,956,930	20,000,000

Note payable, net of current portion	1,215,673	1,465,590

Deferred revenue, net of current portion	904,032	1,436,576

Total liabilities	22,863,882	37,124,948
Commitments and contingencies

Redeemable preferred stock, no par value; 5,000,000 shares authorized: 8% convertible preferred stock, $13 stated value; 500,000 shares authorized, issued and outstanding at December 31, 1999 and 2000	6,500,000	6,500,000

Shareholders’ equity:

Common stock, no par value; 70,000,000 shares authorized at December 31, 1999 and 2000, respectively; 20,395,855 and 26,867,960 shares issued and outstanding at December 31, 1999 and 2000, respectively	148,056,611	192,304,886

Notes receivable from shareholders	(3,314,799)	(1,525,467)

Deferred stock compensation	(8,547,212)	(3,595,682)

Warrants outstanding for the purchase of 461,876 and 0 shares at December 31, 1999 and 2000, respectively	4,618,760	—

Accumulated deficit	(26,932,986)	(124,093,665)

Total shareholders’ equity	113,880,374	63,090,072

Total liabilities and shareholders’ equity	$143,244,256	$106,715,020

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

NETZEE, INC.

(Formerly Direct Access Interactive, Inc. (“Predecessor”))
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor		Netzee, Inc.

		For the	For the
		Period from	Period from
	Year Ended	January 1, 1999 to	March 1, 1999 to	Year Ended
	December 31,	February 28,	December 31,	December 31,
	1998	1999	1999	2000

Revenues:

Monthly maintenance and service	$136,141	$33,082	$1,737,592	$17,760,838

License, hardware, implementation and other	454,871	57,080	522,159	2,150,706

Total revenues	591,012	90,162	2,259,751	19,911,544

Operating expenses:

Cost of services, license, hardware, implementation and maintenance	465,577	44,358	1,913,960	10,105,570

Selling and marketing	110,603	12,350	2,575,257	9,422,085

General and administrative, excluding amortization of stock-based compensation and restructuring costs	331,810	49,399	1,844,629	11,342,280

Amortization of stock-based compensation	—	—	4,591,888	3,192,688

Restructuring costs	—	—	—	211,200

Long-lived asset impairment charges	—	—	—	26,300,278

Depreciation	14,736	2,476	190,524	1,773,436

Amortization	—	—	12,863,016	52,802,042

Total operating expenses	922,726	108,583	23,979,274	115,149,579

Operating loss	(331,714)	(18,421)	(21,719,523)	(95,238,035)

Interest expense, net	(20,147)	(3,469)	(670,503)	(1,050,664)

Loss before extraordinary loss	(351,861)	(21,890)	(22,390,026)	(96,288,699)

Extraordinary loss	—	—	(4,518,760)	—

Net loss before preferred dividends and cumulative effect of change in accounting principle	(351,861)	(21,890)	(26,908,786)	(96,288,699)

Preferred stock dividends	—	—	(24,200)	(520,000)

Net loss attributable to common shareholders before cumulative effect of change in accounting principle	(351,861)	(21,890)	(26,932,986)	(96,808,699)

Cumulative effect of change in accounting principle	—	—	—	(351,980)

Net loss attributable to common shareholders	$(351,861)	$(21,890)	$(26,932,986)	$(97,160,679)

Basic and diluted loss per share before extraordinary item	$(0.04)		$(1.94)	$(4.35)

Extraordinary loss per share	—		(0.40)	—

Basic and diluted net loss per share before cumulative effect of change in accounting principle	(0.04)		(2.34)	(4.35)

Loss per share from cumulative effect of change in accounting principle	—		—	(0.02)

Basic and diluted net loss per share	$(0.04)		$(2.34)	$(4.37)

Weighted average common shares outstanding	8,000,000		11,542,034	22,249,126

The accompanying notes are an integral part of these consolidated statements.

      The purchase method of accounting was used to record assets acquired and liabilities assumed by Netzee, Inc. which established a new basis. Such accounting generally results in increased amortization reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and Netzee, Inc. are not comparable in all material respects, since those financial statements report financial position, results of operations, and cash flows on a different basis of accounting.

NETZEE, INC.

(Formerly Direct Access Interactive, Inc. (“Predecessor”))
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Stock
				Shareholders’	Deferred	Accumulated
	Shares	Amount	Warrants	Notes Receivable	Compensation	Deficit

Predecessor:

Balance, December 31, 1998	2,000,000	$50,871	$—	$—	$—	$(505,689)

Net loss	—	—	—	—	—	(21,890)

Balance, February 28, 1999	2,000,000	$50,871	$—	$—	$—	$(527,579)

Netzee, Inc.:

Initial InterCept investment, March 9, 1999	8,000,000	$1,379,965	$—	$—	$—	$—

Issuance of common stock for notes receivable	1,555,000	3,110,000	—	(3,110,000)	—	—

Capital contributions	—	1,990,556	—	—	—	—

Issuance of common stock in connection with acquisitions	6,122,238	71,884,011	—	—	—	—

Issuance of common stock in connection with marketing agreements	128,617	1,479,096	—	—	—	—

Deferred stock-based compensation	160,000	13,224,100	—	(85,000)	(13,139,100)	—

Amortization of deferred stock-based compensation	—	—	—	—	4,591,888	—

Stock options exercised for note receivable	30,000	93,300	—	(93,300)	—	—

Payment of shareholder notes	—	—	—	85,000	—	—

Interest on shareholder notes	—	—	—	(111,499)	—	—

Issuance of warrants to purchase common stock	—	—	4,618,760	—	—	—

Initial public offering proceeds, net of expenses	4,400,000	54,895,583	—	—	—	—

Net loss attributable to common shareholders	—	—	—	—	—	(26,932,986)

Balance, December 31, 1999	20,395,855	148,056,611	4,618,760	(3,314,799)	(8,547,212)	(26,932,986)

Exercise of warrants to purchase common stock	461,876	6,119,857	(4,618,760)	—	—	—

Issuance of common stock and options to purchase common stock in connection with acquisitions	5,641,852	39,834,929	—	—	—	—

Issuance of common stock in connection with employer 401(k) match	379,210	142,204	—	—	—	—

Forfeiture of restricted shares	(25,000)	(375,000)	—	—	375,000	—

Initial public offering expenses	—	(107,480)	—	—	—	—

Exercise of stock options	14,167	17,607	—	—	—	—

Interest on shareholder notes	—	—	—	(214,241)	—	—

Repayment of shareholders’ notes	—	—	—	2,003,573	—	—

Amortization of deferred stock-based compensation	—	—	—	—	3,192,688	—

Forfeiture of stock options	—	(1,383,842)	—	—	1,383,842	—

Net loss attributable to common shareholders	—	—	—	—	—	(97,160,679)

Balance, December 31, 2000	26,867,960	$192,304,886	$—	$(1,525,467)	$(3,595,682)	$(124,093,665)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total
Shareholders’
(Deficit) Equity

Predecessor:

Balance, December 31, 1998	$(454,818)

Net loss	(21,890)

Balance, February 28, 1999	$(476,708)

Netzee, Inc.:

Initial InterCept investment, March 9, 1999	$1,379,965

Issuance of common stock for notes receivable	—

Capital contributions	1,990,556

Issuance of common stock in connection with acquisitions	71,884,011

Issuance of common stock in connection with marketing agreements	1,479,096

Deferred stock-based compensation	—

Amortization of deferred stock-based compensation	4,591,888

Stock options exercised for note receivable	—

Payment of shareholder notes	85,000

Interest on shareholder notes	(111,499)

Issuance of warrants to purchase common stock	4,618,760

Initial public offering proceeds, net of expenses	54,895,583

Net loss attributable to common shareholders	(26,932,986)

Balance, December 31, 1999	113,880,374

Exercise of warrants to purchase common stock	1,501,097

Issuance of common stock and options to purchase common stock in connection with acquisitions	39,834,929

Issuance of common stock in connection with employer 401(k) match	142,204

Forfeiture of restricted shares	—

Initial public offering expenses	(107,480)

Exercise of stock options	17,607

Interest on shareholder notes	(214,241)

Repayment of shareholders’ notes	2,003,573

Amortization of deferred stock-based compensation	3,192,688

Forfeiture of stock options	—

Net loss attributable to common shareholders	(97,160,679)

Balance, December 31, 2000	$63,090,072

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

NETZEE, INC.

(Formerly Direct Access Interactive, Inc. (“Predecessor”))
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor		Netzee, Inc.

		For the	For the Period
	Year Ended	Period from	from	Year Ended
	December 31,	January 1, 1999 to	March 1, 1999 to	December 31,
	1998	February 28, 1999	December 31, 1999	2000

Cash flows from operating activities:

Net loss attributable to common shareholders	$(351,861)	$(21,890)	$(26,932,986)	$(97,160,679)

Adjustments to reconcile net loss to net cash used in operating activities:

Cumulative effect of change in accounting principle	—	—	—	351,980

Depreciation and amortization	14,736	2,476	13,053,540	54,575,478

Stock-based compensation expense	—	—	4,591,888	3,192,688

Asset impairment charges	—	—	—	26,300,278

Provision for bad debt	—	—	—	579,590

Extraordinary loss	—	—	4,518,760	—

Interest income on shareholder notes	—	—	(111,499)	(214,241)

Changes in assets and liabilities, net of effect of acquisitions:

Accounts receivable	(16,558)	12,606	(2,008,746)	(2,946,615)

Leases receivable	—	—	(198,873)	(621,207)

Prepaid and other current assets	—	—	(303,528)	(387,938)

Accounts payable and accrued liabilities	92,794	(42,889)	3,238,796	(956,124)

Accrued restructuring costs	—	—	—	98,300

Deferred revenue	35,375	41,222	1,602,925	990,444

Other current liabilities	—	—	24,200	639,085

Net cash used in operating activities	(225,514)	(8,475)	(2,525,523)	(15,558,961)

Cash flows from investing activities:

Acquisitions, net of cash acquired	—	—	(48,938,638)	—

Purchase of short-term investments	—	—	—	(135,000)

Purchase of property, equipment and capitalized software	(18,031)	—	(4,233,946)	(4,138,335)

Net cash used in investing activities	(18,031)	—	(53,172,584)	(4,273,335)

Cash flows from financing activities:

Contributions from shareholder	—	—	1,240,556	—

Related party borrowings	—	—	41,830,132	27,046,095

Payments on related party borrowings	—	—	(31,524,798)	(18,003,025)

Increase (decrease) in line of credit	199,973	—	(277,473)	—

Payments on notes payable	—	—	(25,865)	(3,403,911)

Net proceeds from refinancing of note payable	—	—	—	400,192

Repayment of shareholder notes	—	—	—	2,003,573

Payments of preferred stock dividends	—	—	—	(24,200)

Proceeds from exercise of warrants	—	—	—	1,501,097

Proceeds from exercise of options for common stock	—	—	—	17,607

Sale of common stock	—	—	55,707,144	—

Increase (decrease) in related party loans from shareholder of predecessor entity	29,500	(2,000)	—	—

Net cash provided by (used in) financing activities	229,473	(2,000)	66,949,696	9,537,428

Net (decrease) increase in cash and cash equivalents	(14,072)	(10,475)	11,251,589	(10,294,868)

Cash and cash equivalents, beginning of period	28,057	13,985	3,510	11,255,099

Cash and cash equivalents, end of period	$13,985	$3,510	$11,255,099	$960,231

The accompanying notes are an integral part of these statements.

NETZEE, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998, 1999 and 2000

1.  ORGANIZATION AND NATURE OF BUSINESS

Organization, Formation and Certain Acquisitions

      Netzee, Inc. (“we,” “Netzee” or the “Company”) is a provider of Internet banking products and services and Internet commerce solutions to small and mid-sized banks, thrifts and credit unions, typically with assets of less than $10 billion. We provide solutions that enable financial institutions to offer their customers a wide array of financial products and services over the Internet. We also offer financial institutions custom web site design, implementation and marketing services, telephone banking products and other support applications.

      Netzee was formed as a Georgia corporation in August 1999 to be merged with Direct Access Interactive, Inc. (“Direct Access” or the “Predecessor”), a company that was formed in October 1996 to provide Internet and telephone banking products and services. In March 1999, The InterCept Group, Inc. (“InterCept”) acquired Direct Access as a wholly owned subsidiary. InterCept currently owns approximately 28% of our common stock.

      In August 1999, Direct Access acquired SBS Corporation (“SBS”) in a merger. Immediately after the merger, Direct Access sold all of the assets of SBS, other than its Internet and telephone banking assets, to our former parent company, InterCept. Based in Birmingham, Alabama, SBS provided automated technology products and services, including Internet and telephone banking systems, to community financial institutions nationwide.

      In September 1999, Direct Access was merged into Netzee, with Netzee being the surviving corporation. On that same day, Netzee acquired the Internet banking divisions (the “Divisions”) of each of TIB The Independent BankersBank (“TIB”), a Texas state chartered and Federal Reserve member bank, and The Bankers Bank, a Georgia state chartered and Federal Reserve member bank. Each of these entities is a “bankers’ bank,” which is a bank that exclusively serves and is owned by other financial institutions.

      In September 1999, we also acquired all of the ownership interests in Call Me Bill, LLC (“Call Me Bill”). Based in Elizabethtown, Kentucky, Call Me Bill provides 24-hour electronic bill payment services to financial institutions’ customers. Subsequently, we integrated these services into our core Internet banking product.

      In September 1999, we also acquired Dyad Corporation (“Dyad”). Based in Norcross, Georgia, Dyad developed, among other things, proprietary loan application, approval and fulfillment software.

      In November 1999, we completed our initial public offering. We issued 4,400,000 shares of common stock (including the exercise of a portion of the underwriter’s over-allotment option) at an offering price of $14 per share. Net proceeds from the offering were approximately $55 million after deducting underwriters’ discounts, commissions and expenses of the offering. We used the proceeds to repay principal and accrued interest owed to InterCept from previous working capital advances and to acquire DPSC Software, Inc. (“DPSC”).

      In December 1999, a wholly-owned subsidiary of Netzee acquired certain of the assets and assumed certain of the liabilities of DPSC. Located near Los Angeles, California, DPSC provided regulatory reporting and support applications designed to meet the special needs of community financial institutions. Subsequent to December 31, 2000, we sold substantially all of these assets to InterCept, which assumed certain liabilities associated with such assets (see Note 18).

      In March 2000, we acquired certain of the assets and assumed certain liabilities of Digital Visions, Inc. (“DVI”). Based in Minneapolis, Minnesota, DVI provided Internet-based financial information tools for community financial institutions.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2000, we acquired certain assets and assumed certain liabilities of Card Plus, Inc. (“Card Plus”). Located in Norcross, Georgia, Card Plus provided software and systems development, as well as outsourced consultants for systems development.

      In November 2000, we acquired certain assets and assumed certain liabilities of John H. Harland Company (“Harland”). The assets acquired are principally located in Trumbull, Connecticut and Portland, Oregon and are used to provide Internet banking and bill payment services. As a result of our purchase of these assets, Harland acquired beneficial ownership of approximately 16% of our common stock.

      We collectively refer to Call Me Bill, Card Plus, DPSC, DVI, Dyad, the Internet banking and bill payment assets of Harland, the Internet and telephone banking operations of SBS and the Divisions as the “Acquired Operations.”

      We have incurred net losses since our inception. As of December 31, 2000, we had an accumulated deficit of approximately $124 million. These losses have resulted from the costs we have incurred to develop our products and services, increase our customer base and build our infrastructure. We believe that our existing capital resources, together with cash provided by our operations and borrowings under our credit facility, will be sufficient to fund our working capital requirements for the next 12 months. If we are unable to achieve our cost savings goals, if our working capital requirements exceed our current expectations, if cash provided by our operations is less than anticipated, or if we make additional acquisitions, we may need to raise additional capital either through debt or equity sources before that time. We cannot be sure that we will be able to obtain the additional financing necessary to satisfy these additional capital requirements or to implement our growth strategy on acceptable terms or at all. If we cannot obtain this financing on terms acceptable to us, we may be forced to curtail some planned business expansion, we may be unable to fund our ongoing operations, or we may have to cease operations altogether. Alternatively, we may be required to reduce the level of spending on capital and operating expenses in order to utilize our existing financing and sources of liquidity to operate the business on a reduced scale.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The financial statements of the Predecessor for the year ended December 31, 1998 and for the period from January 1, 1999 through February 28, 1999, include only the accounts of Direct Access. The consolidated financial statements for the period from March 1, 1999 to December 31, 1999 and for the year ended December 31, 2000 include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The consolidated financial statements of the Predecessor and the Company are not comparable in all material respects, since those financial statements report the financial position, results of operations, and cash flows on a different basis of accounting. Although Direct Access was acquired on March 9, 1999, the accompanying financial statements for the year ended December 31, 1999 are presented as if the acquisition occurred on the close of business on February 28, 1999 instead of March 9, 1999. The operations between March 1, 1999 and March 9, 1999 were not material. The accompanying financial statements prior to February 28, 1999 present the financial position and the results of operations and cash flows of Direct Access, the predecessor to Netzee.

      The Acquired Operations noted above were accounted for using the purchase method of accounting. Accordingly, the results of operations of the Acquired Operations have been included in the consolidated financial statements from their respective dates of acquisition forward.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      We consider all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Short Term Investments

      Short-term investments are comprised of certificates of deposit and are related to certain operating stand-by letters of credit.

Property and Equipment

      Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Effective March 9, 1999, the property and equipment of the Predecessor was re-stated to the fair value at the date of acquisition. Major additions and improvements are charged to the property accounts while replacements, maintenance and repairs, which do not improve or extend the lives of assets, are expensed in the current period. Estimated useful lives for our assets are as follows.

Leasehold improvements	lesser of 2 to 3 years, or term of lease

Computer equipment	3 to 5 years

Furniture and fixtures	10 years

Machinery and other equipment	3 to 15 years

Software	3 to 5 years

Intangible Assets

      Intangible assets consist of the intangibles recorded in the acquisitions discussed in Note 1 and include acquired technology, workforce, contracts in progress, marketing agreements and goodwill. The carrying amounts of the intangible assets are reviewed for impairment when events and circumstances indicate that the recorded costs may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121. If the review indicates that the undiscounted cash flows from operations of the related intangible assets over the remaining amortization period are expected to be less than the recorded amount of the intangible, our carrying value of the intangible asset would be reduced to its estimated fair value determined based on discounted future cash flows. We recorded impairment charges related to certain intangible assets during 2000 (see Note 10).

      We have allocated the value of acquired intangible assets to acquired technology, workforce, contracts in progress, marketing agreements and goodwill. The value of workforce was determined by reference to the cost of the workforce retained and is amortized on a straight-line basis over a period of three years. Contracts in progress represent existing customer contracts acquired. The value of contracts in progress was determined by reference to the recurring revenue generated from existing customers and is amortized on a straight-line basis over a period of three to four years. Marketing agreements represent agreements with several bankers’ banks to use their best efforts to promote and market our products and services to community financial institutions on

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an exclusive basis. Marketing agreements are amortized on a straight-line basis over a period of two years. Excluding intangible assets acquired from Card Plus, we determined that the remaining value of intangible assets was related to acquired technology. Acquired technology also represents internally developed software acquired and is amortized on a straight-line basis over a period of three years. Intangible assets obtained in the Card Plus acquisition in excess of amounts allocated to workforce were allocated to goodwill and amortized on a straight-line basis over a period of three years.

Software Development Costs

      We account for costs incurred to develop software applications in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that entities capitalize certain internal use software costs, which includes software design, coding, installation, configuration and testing, once technical feasibility of the developed software is attained. Costs incurred in the process of attaining technological feasibility, which includes the conceptual formulation and evaluation of the software alternatives, and costs to upgrade and enhance software once developed are expensed as incurred. Under SOP 98-1, overhead, general and administration costs, support costs and training costs are not capitalized. Capitalized software costs are depreciated on a straight-line basis over the estimated useful life of the application. Depreciation commences when the application is put into production. We perform an on-going assessment of the carrying value of our capitalized software cost in accordance with SFAS 121.

Revenue Recognition

      Our revenue has historically been derived from (1) the licensing of software for Internet banking and telephone banking, (2) implementation of the Internet banking and telephone banking software, (3) sale of hardware, and (4) maintenance and support services for the Internet banking and telephone banking software. We historically charged a non-refundable license, hardware, and implementation fee, with an annual maintenance fee, which is typically renewed every 12 months. The revenue from software license fees was recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” in 1998 and 1999. During that period, we recognized a one-time nonrefundable software, hardware, and implementation fee upon completion of the implementation of software and hardware. The maintenance fee was recognized ratably over the maintenance period, typically 12 months.

      Subsequent to June 30, 1999, we have entered into contracts pursuant to which we collect license and maintenance fees for services rendered typically on a monthly basis. The revenue from these arrangements is recognized as the services are rendered. We also collect fees based on the number of end users, which are recognized on a monthly basis.

      Our other support application fees are billed on a monthly, quarterly, or annual basis. Revenue from these arrangements is recognized ratably over the contract period, as services are provided.

      Subsequent to the acquisition of assets from Harland, we began to charge subscription-based fees as well as software license fees for our in-house Internet banking products. The subscription-based fees are recognized ratably over the term of the subscription, whereas the license fees are recognized in accordance with SOP No. 97-2.

      In the fourth quarter of fiscal 2000, we adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.” SAB No. 101 established guidelines for the accounting for and disclosure of revenue transactions and clarified the basic criteria for the culmination of the earnings process. Pursuant to these guidelines, up-front fees associated with certain product implementations are now being recognized over the term of the underlying agreement, rather than upon the completion of product implementation as previously

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discussed. As the result of this implementation we have recorded a cumulative effect of change in accounting principle of $351,980.

Deferred Revenue

      Deferred revenue represents accounts receivable and amounts collected prior to revenue recognition. The balance primarily consists of quarterly and annual billings collected in advance and recognized ratably over the subsequent three or twelve months, as applicable. Deferred revenues will be recognized as revenue as the related services are provided through 2005.

Income Taxes

      We account for our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of our ability to realize the future benefits indicated by such asset is required. A valuation allowance is provided for a portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies.

Fair Value of Financial Instruments

      The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate carrying value due to the short-term maturity of the instruments. The fair values of short-term and long-term debt amounts approximate carrying value and are based on their effective interest rates compared to current market rates.

Comprehensive Loss

      Comprehensive loss for the year ended December 31, 1998, for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999 and for the year ended December 31, 2000 is the same as the net loss as presented in the accompanying statements of operations.

Segment Reporting

      We have adopted SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” effective January 1, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographical areas and major customers. SFAS No. 131 requires the use of the “management approach” in disclosing segment information; based largely on how senior management generally analyzes the business operations. We currently operate in only one segment, and as such, no additional disclosure is required. Additionally, we did not have any operations, net assets or liabilities in foreign locations.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain amounts in prior period financial statements have been reclassified to conform with the current year presentation. These reclassifications had no impact on previously reported results of operations.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured based on their fair values. SFAS No. 133 was adopted effective January 1, 2001. Since we do not utilize these instruments or participate in these activities, SFAS No. 133 did not have an impact on our consolidated financial statements.

      In the fourth quarter of fiscal 2000, we adopted SAB No. 101, which establishes guidelines for revenue recognition and enhances revenue recognition disclosure requirements. Pursuant to this guideline, up-front fees associated with certain product implementations are now being recognized over the term of the underlying agreement, rather than upon the completion of product implementation. The cumulative impact of adopting SAB No. 101 was recorded as of January 1, 2000 and is reported as a change in accounting principle for our year ended December 31, 2000.

      The following unaudited pro forma consolidated financial information for the years ended December 31, 1998 and 1999 assumes that the change in accounting principle discussed in “Basis of Presentation” above occurred as of January 1, 1998.

	1998	1999

	(Unaudited)

Loss attributable to common shareholders before cumulative effect of change in accounting principle	$(351,861)	$(26,954,876)

Cumulative effect of change in accounting principle	—	(351,980)

Pro forma net loss attributable to common shareholders	$(351,861)	$(27,306,856)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.04)	$(2.34)

Cumulative effect of change in accounting principle per share	—	(0.03)

Basic and diluted net loss per share	$(0.04)	$(2.37)

All of the pro forma effects of SAB 101 have been allocated to 1999 as we did not charge any up front fees for services in 1998.

3.  ACQUISITIONS

Acquisition of the remote Internet and telephone banking division of SBS Corporation

      On August 6, 1999, Direct Access purchased the remote banking operations of SBS. The purchase price for these operations included 2,600,000 shares of Direct Access common stock at the estimated fair market value of $11.50 per share and $21,534,625 in cash. Only the remote Internet and telephone banking operations of SBS were retained by the Company and the remaining operations were sold to InterCept in exchange for 450,000 shares of Direct Access common stock valued at $11.50 per share, for a total sales price of $5,175,000. The Company recorded no gain or loss on the sale of assets to InterCept, as the sale was a related party transaction. The acquisition of SBS was accounted for as a purchase. The results of operations of SBS have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price over the net tangible assets acquired was allocated to the following intangible assets with the following amortization lives:

Acquired technology	$45,041,300	3 years

Contracts in progress	1,340,000	4 years

Workforce	440,000	3 years

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

Acquired technology	$28,353,000	3 years

Marketing agreements	3,056,000	2 years

Workforce	330,000	3 years

Contracts in progress	150,000	3 years

Acquisition of Dyad Corporation

      On September 3, 1999, we purchased Dyad. The purchase price of Dyad included 618,137 shares of our common stock valued at $11.50 per share and approximately $900,000 in cash. We also assumed debt owed by Dyad of approximately $3,500,000. The acquisition of Dyad was accounted for as a purchase. The results of operations of Dyad have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the net tangible assets acquired totaled approximately $12,290,000 and was allocated to acquired technology with a three-year amortization life. Certain of these intangible assets were written off during 2000 (see Note 10).

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

Acquisition of DPSC Software, Inc.

      On December 15, 1999, we purchased DPSC. The purchase price of DPSC included 525,000 shares of Netzee common stock valued at $14.375 per share, 500,000 shares of preferred stock valued at $13 per share, $18,500,000 in cash and the payment of other acquisition costs of approximately $1,000,000. The acquisition of DPSC was accounted for as a purchase. The results of operations of DPSC have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the net tangible assets acquired totaled $35,521,000 and was allocated to acquired technology with a three-year

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization life. Subsequent to December 31, 2000, substantially all of the assets we acquired from DPSC were sold to InterCept (see Note 19).

Acquisition of DVI

      On March 7, 2000 we purchased DVI. The purchase price of DVI included 838,475 shares of our common stock valued at $22.125 per share and options to purchase 70,419 shares of common stock in exchange for the cancellation of options to purchase DVI common stock. In addition, we assumed approximately $3,300,000 in outstanding debt of DVI and $1,200,000 in operating liabilities and other acquisition costs. We also granted DVI the right to receive up to 628,272 additional shares of our common stock upon the attainment of certain revenue targets in fiscal years 2000 and 2001. None of these shares were issued based on fiscal 2000 performance. A potential obligation to issue up to 314,136 shares of common stock remains subject to the attainment of certain revenue targets for fiscal year 2001. The acquisition was accounted for as a purchase. The results of operations of DVI have been included in the consolidated financial statements from the date of the acquisition. The excess of the purchase price over the net tangible assets acquired was allocated to the following intangible assets with a three-year life:

Workforce	$1,390,000

Acquired Technology	$23,166,000

Acquisition of Card Plus

      Effective July 1, 2000, we purchased Card Plus. The purchase price included 320,000 shares of our common stock valued at $7.00 per share and options to purchase 35,556 shares of common stock in exchange for the cancellation of Card Plus phantom stock units. Additionally, we granted Card Plus the right to receive up to 228,570 shares of common stock upon the attainment of certain revenue and employee retention goals for the period from July 1, 2000 to June 30, 2001. The acquisition was accounted for as a purchase. The results of operations of Card Plus have been included in the Consolidated Financial Statements since the effective date of the acquisition. The excess of purchase price over the net tangible assets acquired was allocated to the following intangible assets with a three-year life:

Workforce	$1,260,000

Goodwill	$1,427,000

Acquisition of Assets from Harland

      Effective November 1, 2000, we purchased Harland’s Internet banking and bill payment businesses and assumed certain liabilities related to those businesses. The purchase price included 4,400,000 shares of our common stock valued at $17.6 million and was accounted for as a purchase. As a result of this issuance, Harland owns approximately 16% of our common stock. The results of operations of Harland have been included in the consolidated financial statements from the effective date of the acquisition. The excess of the purchase price over the net tangible assets acquired was allocated to the following intangible assets with a three-year life:

Workforce	$950,000

Acquired Technology	$17,880,000

      We will continue to evaluate the carrying amounts of these assets and liabilities for 12 months following the date of their acquisition and may adjust the allocations to intangible assets based on this evaluation.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Consolidated Financial Information

      The following unaudited pro forma consolidated financial information for the years ended December 31, 1998, 1999 and 2000 assume that the acquisitions completed during fiscal 1999 occurred as of January 1, 1998, and the acquisitions completed during fiscal 2000 occurred as of January 1, 1999.

	1998	1999	2000

Total revenue	$7,429,272	$23,381,008	$33,681,667

Net loss	$(51,898,855)	$(73,251,649)	$(106,068,250)

Net loss per share	$(2.55)	$(2.73)	$(4.03)

      The unaudited pro forma consolidated financial information does not purport to represent what our results of operations would have been had the acquisitions occurred as of such date, nor what results will be for any future period.

4.  LEASES RECEIVABLE

      We sell certain of our telephone banking products under sales-type leases. At December 31, 2000, future minimum lease payments under non-cancelable leases are as follows:

Total minimum lease payments receivable:

2001	$697,234

2002	692,094

2003	511,858

2004	248,010

Thereafter	41,725

2,190,921

Less amount representing interest	(316,735)

Present value of net minimum lease payments receivable	1,874,186

Less current maturities of lease payments receivable	(671,580)

Leases receivable, net of current portion	$1,202,606

5.  PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 1999 and 2000 consisted of the following:

	1999	2000

Leasehold improvements	$739,241	$1,138,369

Computer equipment	2,667,190	4,132,127

Furniture and fixtures	155,733	424,339

Machinery and other equipment	1,686,017	2,614,118

Software	1,831,667	1,860,822

	7,079,848	10,169,775

Less accumulated depreciation	(141,138)	(3,552,971)

Property and equipment, net	$6,938,710	$6,616,804

      Depreciation expense for the year ended December 31, 1998, for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999, and for the year ended December 31, 2000 was $14,736, $2,476, $190,524 and $1,773,436, respectively.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  INTANGIBLE ASSETS

      Intangible assets at December 31, 1999 and 2000 consisted of the following:

	1999	2000

Goodwill	$—	$1,903,393

Workforce	830,000	4,427,000

Contracts in progress	1,880,000	1,880,000

Marketing agreements	4,135,104	4,135,104

Acquired technology	126,523,364	125,429,717

	133,368,468	137,775,214

Less accumulated amortization	(12,756,780)	(47,824,555)

Intangible assets, net	$120,611,688	$89,950,659

      Intangible amortization expense for the year ended December 31, 1998, for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999 and for the year ended December 31, 2000 was $0, $0, $12,863,016, and $52,802,042, respectively.

7.  NOTE PAYABLE

      On October 18, 1999, we entered into a $1,345,000 term loan with a bank to secure the purchase of equipment. The loan bore interest at LIBOR plus 2% per annum and was due in 60 monthly installments starting November 1, 1999. On August 22, 2000 the loan was revalued and refinanced due to equipment upgrades. The loan amount was thereby increased to $1,650,000 resulting in net proceeds of $400,192. The loan was secured by equipment and a personal guaranty by two directors of Netzee. As of December 31, 2000, the outstanding loan balance was $1,599,821. On March 1, 2001, the note payable was assumed by the directors providing the guarantee, in exchange for the equipment that was purchased with the proceeds of the loan. We no longer have any liability under the loan.

8.  RELATED-PARTY TRANSACTIONS

      As discussed in Note 3, we completed several acquisitions during 1999 and 2000. In some of these transactions, persons who were previously officers, directors or shareholders of the acquired companies became executive officers, directors or beneficial owners of more than 5% of our common stock.

  Our Relationships with InterCept

      Our Chairman of the Board of Directors is the Chairman and Chief Executive Officer of InterCept. Our Chief Executive Officer is a director of InterCept. Our former Chief Executive Officer and current Vice Chairman of the Board of Directors is a director of InterCept. A non-employee director of Netzee is also a director of InterCept.

      Prior to our initial public offering, InterCept loaned us money to fund the cash portions of the acquisitions of Dyad and Call Me Bill discussed in Note 3 and to fund our operations. All pre-offering borrowings were paid off with proceeds from the initial public offering. On December 15, 1999, we received a commitment for a $15 million line of credit from InterCept. As of December 31, 1999, we had borrowed approximately $11 million from InterCept based on the terms of this commitment. During 1999, we incurred approximately $677,000 of interest expense associated with these borrowings. In May 2000, the $15 million line of credit agreement with InterCept was finalized. At that time, the outstanding principal balance due on the borrowings was transferred to the line of credit. The line of credit bore interest at a rate of prime plus 2% and was secured

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by substantially all of our assets. Accrued interest under the line of credit was payable quarterly beginning July 1, 2000. The principal balance was payable at maturity on May 31, 2003. The line of credit provided for earnings, tangible net worth and other affirmative and negative covenants with which we were required to comply, and provided for various other conditions and restrictions. As of December 31, 2000, we were out of compliance with certain of these covenants. However, InterCept waived such noncompliance as of December 31, 2000. These borrowings were used to fund working capital requirements. As of December 31, 2000, the outstanding balance on the line of credit was $15 million. We incurred approximately $1.1 million of interest expense associated with our borrowings from InterCept for the year ended December 31, 2000.

      In September 2000, Harland loaned us $5 million pursuant to a promissory note we issued to Harland, as described below. In conjunction with the sale of assets related to our regulatory and reporting products to InterCept in February 2001, we converted the $15 million line of credit with InterCept and our $5 million promissory note to Harland into a joint $20 million credit facility (see Note 19). The proceeds from the sale of our regulatory and reporting products were used to pay down this credit facility subsequent to December 31, 2000.

      In September 1999, we entered into a marketing agreement with InterCept under which we sell InterCept’s products and services and InterCept sells our products and services. Under this agreement, we pay a commission to InterCept for each sale of our products and services made by InterCept and for each referral to our sales force that results in a sale. We paid InterCept approximately $188,000 and $357,000 in 1999 and 2000, respectively, as a result of this agreement.

      During 1999 and 2000, we shared some of our facilities with InterCept. We incurred approximately $124,000 and $163,000 related to those shared costs during 1999 and 2000, respectively.

      During 2000, we used InterCept’s vendor relationships to purchase certain hardware and software used to implement our Internet and telephone banking products. By utilizing these vendor relationships, we were able to take advantage of discounts that we would have been unable to obtain on our own. In addition, InterCept assisted us in managing the ordering and inventory process related to this equipment. During 2000, we incurred approximately $435,000 in costs to purchase the equipment, which included a fee to InterCept for its services.

  Our Relationships with Harland

      On September 29, 2000, we entered into an acquisition agreement with Harland to acquire Harland’s Internet banking and bill payment businesses. Simultaneously with the signing of the acquisition agreement, we borrowed $5.0 million from Harland pursuant to a promissory note. The note bore interest at a rate of prime plus 2% and was secured by substantially all of our assets. Such security was pari passu in priority to the security given to InterCept with respect to the line of credit. Accrued interest under the note was payable quarterly beginning January 1, 2001. The principal balance was payable at maturity on September 29, 2005. Subsequent to September 29, 2002, Harland had the right to demand full payment of the note and all accrued interest with 30 days’ notice. The proceeds from the note were used to fund working capital requirements. We incurred approximately $148,000 of interest expense associated with our borrowings from Harland for the year ended December 31, 2000.

      In connection with the acquisition of assets from Harland, beginning in November 2000, we subleased our Connecticut and Oregon facilities from Harland. We incurred approximately $135,000 in expenses during 2000 associated with these subleases. Additionally, we incurred costs totaling approximately $322,000 related to the usage of certain of their employees, administrative support and equipment during the post-acquisition transition.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In conjunction with the sale of assets related to our regulatory and reporting products to InterCept in February 2001, we converted the $15 million line of credit with InterCept and our $5 million promissory note to Harland into a joint $20 million credit facility (see Note 19).

  Our Other Relationships

      Our former Chief Executive Officer and current Vice Chairman of the Board of Directors is a partner at Nelson Mullins Riley & Scarborough, L.L.P., a law firm that provided legal services to us. We paid approximately $98,000 and $425,000 during fiscal 1999 and 2000, respectively, to this firm for these legal services.

      On July 1, 1999, certain officers and directors of Netzee entered into full-recourse promissory notes with Direct Access as lender. These notes totaled $3,110,000 and were given as consideration for the issuance of shares of Direct Access common stock to these individuals. Each of the notes bears interest at 7% per year and matures on June 30, 2002. In 2000, principal payments on the notes were made in the amount of $1,766,500 and interest payments were made in the amount of $237,073. As of December 31, 2000, the outstanding principal balances totaled $1,343,500. Accrued interest on the notes as of December 31, 2000 totaled approximately $79,000. In January 2001, we received an additional $300,000 in repayment of the outstanding principal balance of certain of these notes.

      On August 5, 1999, an officer of Netzee entered into a full-recourse promissory note with Netzee as lender. The note totaled $93,300 and the proceeds were used to exercise options to purchase shares of our common stock. Accrued interest on this note as of December 31, 2000 was approximately $10,000. The loan bears interest at a rate of 7% and matures on August 4, 2002.

      On October 18, 1999, we entered into a $3,000,000 line of credit facility with a company, and in connection therewith, an affiliate of that company was appointed as one of our directors. In connection with this line of credit, we issued to that company a warrant to purchase 461,876 shares of our common stock. This warrant was exercised in full in March 2000 (see Note 11).

      During 1999, we leased our former headquarters in Atlanta, Georgia from The Bankers Bank. We paid a total of $32,400 and $12,500 under this lease during 1999 and 2000, respectively. We also paid The Bankers Bank a total of $48,000 during 2000 relating to the marketing agreement we have with The Bankers Bank.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Related-Party Borrowings

      Related-party loans from shareholders at December 31, 1999 and 2000 consisted of the following:

	1999	2000

Borrowings from InterCept, interest payable monthly at prime plus 2% beginning May 1, 2000; principal payable in full on March 31, 2002; the note was secured by substantially all our assets	$10,956,930	$—

Line of credit from InterCept, interest payable quarterly at prime plus 2%; principal payable in full on May 31, 2002; the line of credit was secured by substantially all our assets	—	15,000,000

Promissory note to Harland, interest payable quarterly at prime plus 2%; payable in full and on 30 days’ demand on September 29, 2002; the note was secured by substantially all our assets	—	5,000,000

	10,956,930	20,000,000

Less current maturities	—	—

	$10,956,930	$20,000,000

      Management believes that these transactions were made on terms no less favorable to us than could have been obtained with unaffiliated third parties on an arm’s length basis.

9.  RESTRUCTURING COSTS

      In the fourth quarter of 2000, we initiated a restructuring of management with the termination of certain management employees. Consequently, a restructuring charge of $586,200 was recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Cost to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This amount was comprised of $375,000 in non-cash stock-based compensation associated with the accelerated vesting of restricted stock, which is included in amortization of stock-based compensation in the Consolidated Statement of Operations, and $211,200 in severance and payroll-related items. As of December 31, 2000, approximately $98,000 remains as an accrued liability and will be paid in 2001.

      Subsequent to December 31, 2000, we finalized and announced restructuring plans to reduce expenses through the consolidation of our Internet and bill payment operations. This restructuring will result in the closure of our offices in Kentucky, Texas and Tennessee, downsizing of offices in Alabama and Connecticut, and staff reductions of approximately 100 employees. In connection with this restructuring, we have accrued approximately $1 million as additional purchase price for the acquisition of assets from Harland as a result of the termination of employees and the closing of offices obtained in that acquisition in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This amount is comprised of approximately $800,000 for severance and payroll-related items and approximately $200,000 for office lease and other contract termination costs. These amounts will be paid in 2001. We anticipate recording an additional restructuring charge of $2.0 million associated with these plans in the first quarter of 2001 for the termination of employees, office leases and other contracts not obtained in the acquisition of assets from Harland.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  ASSET IMPAIRMENT CHARGES

      In accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets,” we perform an impairment test with regards to a long-lived asset when a “triggering event” occurs which may indicate that the carrying value of the asset is unrealizable. Our policy for the completion of such analysis is to compare the undiscounted cash flows expected to be generated from the long-lived asset over its useful life to the carrying value of the asset. SFAS No. 121 also requires that when a group of assets being tested for impairment was acquired as part of a business combination using the purchase method of accounting, any cost in excess of net assets acquired that arose as part of the transaction must be included as part of the asset group. During 2000, management determined that a triggering event had occurred with respect to certain acquired software applications as a result of our management restructuring and realigned strategic focus. An analysis of the estimated future cash flows expected to be generated by these acquired assets was determined to be less than the carrying amount, and allocated cost was determined to be in excess of net assets acquired. Therefore, these acquired assets were determined to be impaired in accordance with SFAS No. 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value of such assets at the date of the analysis. This resulted in a $26.3 million asset impairment loss. In the preparation of this analysis, we considered recent transactions and market trends involving similar assets in determining the fair market value.

11.  EXTRAORDINARY ITEM

      On October 18, 1999, we entered into a $3,000,000 line of credit facility with a company, and in connection therewith, an affiliate of that company was appointed as one of our directors. The line of credit facility bore interest at the prime rate. In conjunction with the line of credit facility, we issued warrants to purchase 461,876 shares of common stock at an exercise price of $3.25 per share. We recorded deferred financing costs for the difference between the fair value of common stock, valued at $13.25 per share, and the exercise price of the warrants. The deferred financing costs were to be recognized over the three-year term of the line of credit. The line of credit facility was terminated in December 1999 in connection with the receipt of the commitment from InterCept discussed in Note 8 above. The termination resulted in the recognition of an extraordinary non-cash loss of $4,518,760 for the period from March 1, 1999 to December 31, 1999 related to the write off of the unamortized deferred financing fees.

12.  INCOME TAXES

      We have incurred net operating losses (“NOL”) since inception. As of December 31, 1999 and 2000, we had NOL carryforwards of approximately $2.9 million and $25.8 million, respectively, available to offset our future income tax liability. The NOL carryforwards will begin to expire in 2014. Due to the uncertainty of the realizability of the net operating losses, we have not reflected an income tax benefit in the accompanying statements of operations for any period presented and have recorded a valuation allowance equal to the net deferred tax assets at December 31, 1999 and 2000.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the deferred tax assets and liabilities are as follows as of December 31, 1999 and 2000:

	December 31,

	1999	2000

Deferred tax assets:

Net operating loss carryforwards	$1,124,895	$9,803,611

Deferred revenue	2,405,020	2,863,431

Accounts receivable reserve	108,965	260,680

Stock-based compensation	1,744,960	2,924,100

Intangible assets	—	6,619,363

Other	349,220	9,025

Total deferred tax assets	5,733,060	22,480,210

Deferred tax liabilities:

Property and equipment	—	(190,000)

Unbilled accounts receivable	—	(256,544)

Total deferred tax liabilities	—	(446,544)

Net deferred tax assets	5,733,060	22,033,666

Valuation allowance	(5,733,060)	(22,033,666)

Net	$—	$—

      The components of the income tax benefit for the year ended December 31, 1998, for the period from March 1, 1999 to December 31, 1999, and for the year ended December 31, 2000 are as follows:

	Predecessor	Netzee, Inc.

	December 31,	December 31,	December 31,
	1998	1999	2000

Current benefit:

Federal	$—	$—	$—

State	—	—	—

	—	—	—

Deferred benefit:

Federal	(119,633)	(5,134,862)	(14,584,753)

State	(14,075)	(598,198)	(1,715,853)

	(133,708)	(5,733,060)	(16,300,606)

Total benefit	(133,708)	(5,733,060)	(16,300,606)

Valuation allowance	133,708	5,733,060	16,300,606

Total	$—	$—	$—

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the items which resulted in recorded income taxes that differ from taxes computed using the statutory income tax rates for the years ended December 31, 1998, for the period from March 1, 1999 to December 31, 1999, and for the year ended December 31, 2000:

		Netzee,
	Predecessor	Inc.

	1998	1999	2000

Tax benefit at federal statutory rates	34%	34%	34%

Tax benefit at state statutory rate	4	4	4

Nondeductible amortization	—	(17)	(21)

Effect of valuation allowance	(38)	(21)	(17)

Effective tax rate	—%	—%	—%

      The income tax benefit for the period from January 1, 1999 to February 28, 1999 was not material.

13.  PREFERRED STOCK

      In December 1999, we issued 500,000 shares of Series A 8% Convertible Preferred Stock, no par value (“Series A Preferred Stock”), for $13.00 per share as part of our acquisition of DPSC. The Series A Preferred Stock was convertible at the option of the shareholder, in whole or in part, into 411,067 shares of common stock. In addition, if the average closing price of our common stock had equalled or exceeded $26.00 per share for any four-week period, we would have been permitted to redeem all of the Series A Preferred Stock for cash or 411,067 shares of common stock upon at least 10 but not more than 90 days’ written notice. If we had elected to redeem the Series A Preferred Stock for cash, the holder had the option to receive payment in common stock by providing notice of such election within five days of the notice of redemption. This condition to our redemption option with respect to the Series A Preferred stock was never met. Series A Preferred Stock dividends were cumulative and were payable when declared by the Board of Directors, at the rate of $1.04 per share. We accrued $24,200 in dividends on the shares of Series A Preferred Stock for the period from March 1, 1999 to December 31, 1999. During 2000, we paid $24,200 in accrued dividends related to 1999.

      In September 2000, we exchanged all 500,000 shares of Series A Preferred Stock for 500,000 shares of Series B 8% Convertible Preferred Stock, no par value (the “Series B Preferred Stock”). This exchange was effected to reflect the original intent of the parties to the acquisition of assets from DPSC. The rights, preferences and limitations of the Series B Preferred Stock are substantially identical to those of the Series A Preferred Stock, except for two differences. First, upon conversion of the Series B Preferred Stock, a holder is entitled to receive all accrued but unpaid dividends thereupon. Under the terms of the Series A Preferred Stock, Netzee was not obligated to pay such dividends upon conversion. Second, upon liquidation of Netzee, a holder of the Series B Preferred Stock is entitled to receive all accrued but unpaid dividends thereupon. Under the terms of the Series A Preferred Stock, Netzee was only obligated to pay such dividends to the extent that they were declared but unpaid.

      The shares of Series A Preferred Stock were, and the shares of Series B Preferred Stock are, commencing June 15, 2002, subject to the right of the holder thereof to require us to repurchase all of such shares at a price of $13.00 per share plus all accrued and unpaid dividends thereupon.

      We have accrued $520,000 in dividends on the shares of Series B Preferred Stock for the year ended December 31, 2000.

14.  STOCK OPTION PLAN

      During 1999, we adopted, and our shareholders approved, the 1999 Stock Option and Incentive Plan (the “Plan”). Awards under the Plan are granted to eligible officers, directors, employees and other persons by the

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board of Directors or by our Compensation Committee, which is composed of three members of our Board of Directors. Awards issued under the Plan may include incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), restricted stock or stock appreciation rights. The Compensation Committee administers the Plan and generally has the discretion to determine the terms of an option grant, including the number of option shares, option price, term, vesting schedule, the post-termination exercise period, and whether the grant will be an ISO or NQSO, except that the Board of Directors must approve all awards to our executive officers and directors.

      The maximum number of shares of common stock that may be issued under the Plan as of January 1, 2001 is 6,323,233. The Plan provides that the number of shares of common stock available for issuance shall be automatically increased on January 1 of each year to an amount equal to 20% of the fully diluted shares of stock outstanding on December 31 of the previous year, provided that the shares available for issuance shall not be less than 3,500,000, and no more than 3,500,000 shares shall be issuable with respect to ISOs.

      The Plan will remain in effect until terminated by the Board of Directors. The Board of Directors may generally amend the Plan without the consent of our shareholders.

      During 1999, we issued options with exercise prices below the initial public offering price. Accordingly, we recorded approximately $13.1 million in deferred compensation and included such amount in common stock. This amount is being amortized over the respective vesting periods of the options. We recorded $4.6 million and $3.2 million in compensation expense for these options during 1999 and 2000, respectively.

      A summary of stock options granted and related information for the years ended December 31, 1999 and 2000 is presented below:

	Shares	Price Range

Outstanding at December 31, 1998	—	$ —

Granted	2,815,500	$2.00 – $14.75

Exercised	—	$—

Outstanding at December 31, 1999	2,815,500	$2.00 – $14.75

Granted	2,382,417	$0.01 – $22.13

Exercised	(14,167)	$0.01 – $ 5.00

Forfeited	(890,778)	$5.00 – $22.13

Outstanding at December 31, 2000	4,292,972	$0.01 – $22.13

Exercisable at December 31, 2000	1,239,920	$0.01 – $17.08

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about the stock options outstanding as of December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2000	Life	Price	2000	Price

$ 0.01 – $ 3.81	946,789	8.66	$2.40	486,887	$2.58
$4.00	1,088,200	9.77	$4.00	—	$—
$ 4.38 – $ 8.94	1,064,916	8.90	$5.29	354,814	$5.00
$ 9.75 – $11.19	487,377	8.81	$9.78	63,885	$9.98
$14.00 – $15.00	585,166	8.87	$14.13	315,810	$14.08
$15.25 – $22.13	120,524	8.34	$21.24	18,524	$17.08

	4,292,972	8.89	$9.47	1,239,920

      During 1999, we issued 75,000 shares of restricted stock under the Plan. In conjunction with our management restructuring (see discussion in Note 9), we accelerated the vesting period of 25,000 of these shares in exchange for the forfeiture of 25,000 shares. As of December 31, 2000, there were 50,000 shares issued and outstanding related to this grant, all of which are vested. The weighted average fair value of these shares at grant date was $15.00.

      During 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to use the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income, and, if presented, earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

      We have elected to account for our stock-based compensation plan under APB Opinion No. 25. We have computed, for pro forma disclosure purposes, the value of all options to purchase shares of our common stock granted in 1999 and 2000 to our employees using the Black-Scholes option pricing model prescribed in SFAS No. 123 and the following weighted-average assumptions: for 1999, risk-free interest rates of 5.80% to 6.17%, expected dividend yield of 0%, expected lives of four years, and expected volatility of 69%; and for 2000, risk-free interest rates of 6.03% to 6.21%, expected dividend yield of 0%, expected lives of four years, and expected volatility of 132%.

      The weighted average fair value of options granted to employees of Netzee in 1999 and 2000 was $11.33 and $6.51 per share, respectively. The total value of the options granted to these employees during 1999 and 2000 was computed as approximately $21.0 million and $15.9 million, respectively, which would be amortized on a pro forma basis over the three-year vesting period of the options. If we had accounted for the Plan in accordance with SFAS No. 123, our net income for the years ended December 31, 1999 and 2000 would have been as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	1999	2000

Net loss attributable to common shareholders as reported	$(26,954,876)	$(97,160,679)

Pro forma net loss	$(28,212,750)	$(106,810,679)

Earnings per share (basic and diluted) as reported	$(2.34)	$(4.37)

Earnings per share (basic and diluted) pro forma	$(2.44)	$(4.80)

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  BASIC AND DILUTED NET LOSS PER SHARE

      Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, “Earnings per Share,” using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Potentially dilutive options to purchase 2,815,500 and 4,292,972 shares of common stock with a weighted average exercise price of $7.47 and $6.49 per share were outstanding at December 31, 1999 and 2000. Approximately 411,067 common shares issuable upon conversion of the preferred stock for the years ended December 31, 1999 and 2000, 461,876 outstanding warrants to purchase common stock for the year ended December 31, 1999 and 856,842 common shares issuable upon the achievement of certain performance targets associated with the DVI and Card Plus acquisitions, were excluded from the presentation of diluted net loss per share, as they are antidilutive due to the net loss. There were no potentially dilutive securities outstanding for the year ended December 31, 1998.

16.  EMPLOYEE BENEFITS

      In 1999, we established a defined contribution 401(k) savings plan, which covers substantially all employees, subject to certain minimum age and service requirements. Contributions to this plan are voluntary; however, for 1999 we matched 100% of the first 6% of an employee’s compensation contributed. For the year ended December 31, 2000, we matched in cash 100% of the first 4% of compensation contributed, and in our common stock 100% of the next 2% of compensation contributed. The stock will be issued to those employees who contributed in excess of 4% and were still employed by us as of December 31, 2000. The number of shares was determined by taking the total dollar value of the matching contribution divided by the share closing price on the last trading day of the year ($0.375 on December 29, 2000). We contributed approximately 379,000 shares valued at approximately $142,000. Our cash contributions were approximately $59,000 and $577,000 for the period from March 1, 1999 to December 31, 1999 and for the year ended December 31, 2000, respectively.

17.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Predecessor		Netzee, Inc.

		For the Period	For the Period
		From January 1,	From March 1,
	Year Ended	1999 to	1999	Year Ended
	December 31,	February 28,	to December 31,	December 31,
	1998	1999	1999	2000

Cash paid for interest	$14,034	$2,971	$740,638	$908,132

Supplemental disclosure of non-cash investing and financing activities:

Stock issued for acquisitions	—	—	71,884,011	39,834,929

Warrants issued for the purchase of common stock	—	—	4,618,760	—

Stock issued for notes receivable	—	—	3,110,000	—

Purchase of property and equipment with note payable	—	—	1,345,000	—

Stock issued as deferred compensation	—	—	1,125,000	—

Stock issued in connection with marketing agreements, net of cash paid	—	—	1,079,096	—

Capital contribution for property and equipment from shareholder	—	—	750,000	—

Exercise of stock options for note receivable	—	—	93,300	—

Stock issued for employer 401(k) match	—	—	—	142,204

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  COMMITMENTS AND CONTINGENCIES

      We lease various facilities under non-cancelable property lease agreements. Future minimum annual obligations under these leases as of December 31, 2000 are as follows:

2001	$1,772,397

2002	1,532,281

2003	955,744

2004	634,669

2005	346,470

Thereafter	28,759

Total	$5,270,320

      Rent expense for the years ended December 31, 1998, the period from January 1, 1999 to February 28, 1999, the period from March 1, 1999 to December 31, 1999, and the year ended December 31, 2000 was $53,604, $8,934, $138,874, and $1,111,384, respectively.

Litigation

      We are party to various claims and legal proceedings that arise in the normal course of business. Management, on the advice of legal counsel, does not believe that a negative outcome of any known pending litigation would have a material adverse effect on us or our financial position and results of operations.

19.  SUBSEQUENT EVENTS

Disposition of DPSC Assets

      On February 2, 2001, we sold to InterCept certain of the operating assets acquired from DPSC in 1999 and InterCept assumed certain of related operating liabilities, for total consideration of approximately $16 million, including liabilities assumed of approximately $2 million. We received cash proceeds of approximately $14 million, of which $250,000 was placed in escrow for indemnification and other purposes. The amount of the consideration was determined based upon arm’s length negotiations.

Joint Credit Facility

      In conjunction with the sale of the former DPSC assets to InterCept on February 2, 2001, we converted our $15 million line of credit with InterCept and our $5 million promissory note with Harland into a $20 million joint credit facility ($15 million funded by InterCept and $5 million funded by Harland). The terms of the credit facility remain consistent with the terms of the former InterCept line of credit and Harland promissory note, except that both InterCept and Harland now have the right (instead of just InterCept) to enforce the covenants contained in the line of credit agreement. Proceeds from the disposition of the DPSC assets were utilized to pay down this facility.