Form 10-Q
period 2001-03-31
NETZEE INC
filed 2001-05-15
CIK 1094335

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2001, there were 26,761,218 shares of the Registrant’s Common Stock outstanding.

NETZEE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2000	March 31, 2001

		(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$960,231	$413,525

Short-term investments	135,000	386,348

Accounts receivable, net of allowance for doubtful accounts
of $641,447 and $559,257, at December 31, 2000 and March 31, 2001, respectively	5,836,904	4,192,832

Leases receivable, current	671,580	673,867

Prepaid and other current assets	1,130,294	793,245

Total current assets	8,734,009	6,459,817

Property and equipment, net of accumulated depreciation of
$3,552,971 and $3,267,773, at December 31, 2000 and March 31, 2001, respectively	6,616,804	5,010,075

Intangible assets, net of accumulated amortization of
$47,824,555 and $44,040,644, at December 31, 2000 and March 31, 2001, respectively	89,950,659	58,121,036

Leases receivable, net of current portion	1,202,606	1,083,722

Other non-current assets	210,942	208,951

Total assets	$106,715,020	$70,883,601

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,784,480	$1,229,610

Accrued liabilities	4,372,821	4,649,889

Deferred revenue	7,263,099	3,752,704

Note payable, current portion	134,231	—

Other current liabilities	668,151	649,995

Total current liabilities	14,222,782	10,282,198

Related-party borrowings	20,000,000	9,405,834

Note payable, net of current portion	1,465,590	—

Deferred revenue, net of current portion	1,436,576	1,310,599

Total liabilities	37,124,948	20,998,631

Commitments and contingencies

Redeemable preferred stock, no par value; 5,000,000 shares

authorized: 8% convertible preferred stock, $13 stated value; 500,000 shares authorized, issued and outstanding at December 31, 2000 and March 31, 2001	6,500,000	6,500,000

Shareholders’ equity:

Common stock, no par value; 70,000,000 shares authorized at
December 31, 2000 and March 31, 2001, respectively; 26,867,960 and 26,761,218 shares issued and outstanding at December 31, 2000 and March 31, 2001, respectively	192,304,886	191,992,447

Notes receivable from shareholders	(1,525,467)	(1,241,571)

Deferred stock compensation	(3,595,682)	(2,871,824)

Accumulated deficit	(124,093,665)	(144,494,082)

Total shareholders’ equity	63,090,072	43,384,970

Total liabilities and shareholders’ equity	$106,715,020	$70,883,601

The accompanying notes are an integral part of these balance sheets.

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31, 2000	March 31, 2001

	(Unaudited)	(Unaudited)
Revenues:

Monthly maintenance and service	$2,757,236	$6,921,051

License, hardware, implementation and other	58,113	547,415

Total revenues	2,815,349	7,468,466

Operating expenses:

Cost of services, license, hardware, implementation and maintenance	1,590,902	4,383,965

Selling and marketing	2,242,075	1,301,594

General and administrative, excluding amortization of stock-based compensation and restructuring costs	1,828,822	3,503,132

Amortization of stock-based compensation	792,759	480,133

Restructuring costs	—	1,858,645

Loss on sale of assets	—	5,762,208

Depreciation	275,278	495,071

Amortization	11,733,798	9,657,281

Total operating expenses	18,463,634	27,442,029

Operating loss	(15,648,285)	(19,973,563)

Interest expense, net	(68,727)	(296,854)

Net loss before preferred dividends and cumulative effect of change in accounting principle	(15,717,012)	(20,270,417)

Preferred stock dividends	(130,000)	(130,000)

Net loss attributable to common shareholders before cumulative effect of change in accounting principle	(15,847,012)	(20,400,417)

Cumulative effect of change in accounting principle	(351,980)	—

Net loss attributable to common shareholders	$(16,198,992)	$(20,400,417)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.76)	$(0.76)

Loss per share from cumulative effect of change in accounting principle	(0.02)	—

Basic and diluted net loss per share	$(0.78)	$(0.76)

Weighted average common shares outstanding	20,780,927	26,856,100

The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31, 2000	March 31, 2001

	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss attributable to common shareholders	$(16,198,992)	$(20,400,417)

Adjustments to reconcile net loss to net cash used in operating activities:

Cumulative effect of change in accounting principle	351,980	—

Restructuring costs	—	1,858,645

Depreciation and amortization	12,009,076	10,152,352

Stock-based compensation expense	792,759	480,133

Loss on sale of assets	—	5,762,208

Provision for bad debt	80,000	58,962

Interest income on shareholder notes	(56,058)	(16,104)

Changes in assets and liabilities, net of effect of acquisitions and dispositions:

Accounts receivable	(2,140,615)	1,241,433

Leases receivable	(463,372)	116,597

Prepaid and other current assets	(378,265)	68,066

Accounts payable	(278,405)	(554,870)

Accrued liabilities	(1,025,712)	(1,131,835)

Deferred revenue	2,557,205	(911,834)

Other	76,457	128,650

Net cash used in operating activities	(4,673,942)	(3,148,014)

Cash flows from investing activities:

Acquisitions, net of cash acquired	—	(285,890)

Purchase of short-term investments	—	(250,000)

Proceeds from sale of assets	—	14,146,941

Purchase of property, equipment and capitalized software	(931,092)	(567,422)

Net cash (used in) provided by investing activities	(931,092)	13,043,629

Cash flows from financing activities:

Related party borrowings	6,404,661	1,854,385

Payments on related party borrowings	(9,611,500)	(12,596,706)

Payments of notes payable	(2,641,674)	—

Repayment of shareholder notes	—	300,000

Payments of preferred stock dividends	24,200	—

Proceeds from exercise of warrants	1,501,097	—

Proceeds from exercise of options for common stock	2,500	—

Net cash used in financing activities	(4,320,716)	(10,442,321)

Net decrease in cash and cash equivalents	(9,925,750)	(546,706)

Cash and cash equivalents, beginning of period	11,255,099	960,231

Cash and equivalents, end of period	$1,329,349	$413,525

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$68,727	$719,029

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND

FINANCING ACTIVITIES:

Stock issued for acquisitions	$19,446,037	$—

The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Overview

We are a provider of integrated Internet banking products and services to financial institutions and their customers. We provide a retail suite of integrated Internet banking products and services and Internet commerce solutions to financial institutions. The retail suite provides cost-effective, outsourced, secure and scalable Internet banking and Internet commerce products that enable financial institutions to offer to their customers a wide array of financial products and services over the Internet. We also market and sell a wholesale suite of products and services that help fulfill certain operational needs of financial institutions. Our wholesale suite of products and services enables financial institutions to create internal efficiencies and provides their employees with information to better manage banking operations.

Formation and Acquisitions

Direct Access Interactive, Inc. (“Direct Access” or the “Predecessor”) was incorporated on October 10, 1996. On March 9, 1999, Direct Access was purchased by The InterCept Group, Inc. (“InterCept”). Direct Access was operated as a separate subsidiary of InterCept. On August 6, 1999, Direct Access purchased the remote banking operations of SBS Corporation (“SBS”). SBS provided automated technology products and services to community financial institution nationwide. Direct Access was later merged with and into Netzee. On September 3, 1999, we purchased the Internet banking divisions of TIB The Independent BankersBank (“TIB”) and The Bankers Bank, and we acquired Dyad Corporation and subsidiaries (“Dyad”) and Call Me Bill, LLC (“Call Me Bill”). Call Me Bill provided 24-hour electronic bill payment services to financial institutions’ customers. On December 15, 1999, we purchased DPSC Software, Inc. (“DPSC”) which provided regulatory reporting and related software to community financial institutions.

On March 7, 2000, we purchased Digital Visions, Inc. (“DVI”) which provided Internet-based information and analytic tools to financial institutions. In July 2000, we acquired Card Plus, Inc., (“Card Plus”), which provided outsourced software and systems development as well as related consulting services. In November 2000, we acquired the Internet banking and bill payment business of John H. Harland Company (“Harland”). In March 2001, we acquired the Internet banking assets of HomeCom, Inc., (“HomeCom”). We collectively refer to Call Me Bill, DPSC, Dyad, the remote banking operations of SBS, the Internet banking divisions of the two bankers' banks, DVI, Card Plus, the Internet banking and bill payment assets of Harland and the Internet banking assets of Home Com as the “Acquired Operations”.

Dispositions

On February 2, 2001, we sold to InterCept the regulatory reporting business acquired from DPSC in 1999, and InterCept assumed certain of the related operating liabilities (see Note 2).

Subsequent to March 31, 2001, we sold to iPay, LLC (“iPay”) certain assets related to our Call Me Bill bill payment operations located in Elizabethtown, Kentucky, and iPay assumed certain of the related operating liabilities.

Basis of Presentation

The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly our financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000.

The unaudited consolidated financial statements include the accounts of Netzee and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards for derivative instruments, including instruments embedded in other contracts. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured based on their fair values. SFAS becomes effective for our fiscal year ended December 31, 2001. We adopted SFAS No. 133 on January 1, 2001. Since we do not utilize these instruments or participate in these activities, SFAS No. 133 had no impact on our consolidated financial statements for the three months ended March 31, 2001.

In the fourth quarter of fiscal 2000, we adopted Staff Accounting Bulleting No. 101, “Revenue Recognition” (“SAB 101”), which establishes guidelines for revenue recognition and enhances revenue recognition disclosure requirements. Pursuant to this guideline, up-front fees associated with certain product implementations are now being recognized over the term of the underlying agreement, rather than upon the completion of product implementation. The cumulative impact of adopting SAB 101 was recorded as of January 1, 2000 and is reported as a cumulative effect of change in accounting principle in the quarter ended March 31, 2000.

2. DISPOSITION AND ACQUISITION

Disposition of DPSC Assets

On February 2, 2001, we sold to InterCept certain of the regulatory reporting assets acquired from DPSC in 1999 and InterCept assumed certain of the related operating liabilities, for total consideration of approximately $16.5 million, including liabilities assumed of approximately $2.4 million. We received cash proceeds of approximately $14.1 million, of which $250,000 was placed in escrow for indemnification and other purposes.

In connection with the sale of these assets, we recorded a non-cash loss of approximately $5.7 million. This non-cash loss is included in the loss on sale of assets in our Consolidated Statement of Operations.

Acquisition of HomeCom

During March 2001, we purchased certain assets of HomeCom’s Internet banking businesses and assumed certain of HomeCom’s operating liabilities related to the businesses. The purchase price was approximately $290,000 in cash. The transaction was accounted for as a purchase. The results of operations of HomeCom have been included in the consolidated financial statements from the effective date of the acquisition. The excess of the purchase price over the net tangible assets acquired was allocated to acquired technology and is being amortized over three years.

Subsequent to March 31, 2001, we made an additional purchase price payment to HomeCom of approximately $135,000 related to the assignment of certain customer contracts.

Pro Forma Results of Operations

The following summary presents unaudited pro forma results of operations assuming that each of the acquisitions of the Acquired Operations as discussed in Note 1, and the disposition of the DPSC assets occurred on January 1, 2000. These pro forma results do not necessarily reflect the results which we would have actually achieved had these acquisitions and disposition occurred as of this date.

	For the Three Months Ended

	March 31, 2000	March 31, 2001

Total revenue	$5,960,386	$7,005,653

Net loss attributable to common shareholders	(15,875,661)	(14,109,096)

Basic and diluted loss per share	$(0.76)	$(0.53)

3. RESTRUCTURING COSTS

In the fourth quarter of 2000, we initiated a restructuring of management with the termination of certain management employees. Consequently, a restructuring charge of approximately $590,000 was recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Cost to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This amount was comprised of $375,000 in non-cash stock-based compensation associated with the accelerated vesting of restricted stock, and approximately $215,000 in severance and payroll-related items.

During the first quarter of fiscal 2001, we finalized and announced restructuring plans to reduce expenses through the consolidation of our Internet and bill payment operations. This restructuring will result in the closure of our offices in Kentucky, Texas and Tennessee, and the downsizing of offices in Alabama and Connecticut. Total staff reductions will approximate 100 employees. Consequently, a restructuring charge of approximately $1,860,000 was recorded for the three months ended March 31, 2001 in accordance with EITF 94-3. This amount was comprised of approximately $740,000 in severance and payroll-related items and approximately $1,120,000 in lease and other contract termination costs.

In connection with this restructuring, we have accrued approximately $900,000 as additional purchase price for the acquisition of assets from Harland as a result of the termination of employees and the closing of offices obtained in that acquisition in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This amount is comprised of approximately $825,000 for severance and payroll-related items and approximately $275,000 for office lease and other contract termination costs.

As of March 31, 2001 we had expended approximately $1,025,000 consisting of approximately $970,000 in severance and payroll related costs and approximately $55,000 in contract and lease termination costs. During the first quarter of 2001, we terminated approximately 50 employees. As of March 31, 2001, we had approximately $2.3 million in restructuring costs remaining as a liability, consisting of approximately $1.2 million in severance and payroll-related costs and $1.1 million in contract and lease termination costs.

4. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, “Earnings per Share,” using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Potentially dilutive options to purchase 3,936,436 shares of common stock with a weighted average exercise price of $7.17 per share and 3,077,723 shares of common stock with a weighted average exercise price of $8.16 per share were outstanding at March 31, 2001 and March 31, 2000, respectively. Additionally, approximately 411,067 common shares issuable upon conversion of the preferred stock for the periods ended March 31, 2000 and March 31, 2001, and 856,842 shares of common stock issuable upon the achievement of certain performance targets associated with the DVI and Card Plus acquisitions have been excluded from the presentation of diluted net loss per share as they are antidilutive due to the net loss.

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

In conjunction with the sale of the former DPSC assets to InterCept on February 2, 2001, we converted our $15 million line of credit with InterCept and our $5 million promissory note with Harland into a $20 million joint credit facility ($15 million funded by InterCept and $5 million funded by Harland). The terms of the credit facility remain consistent with the terms of the former InterCept line of credit and Harland promissory note, except that both InterCept and Harland now have the right (instead of just InterCept) to enforce the covenants contained in the line of credit agreement. Proceeds from the disposition of the DPSC assets were utilized to pay down this facility. As of March 31, 2001 the outstanding balance on the line of credit was $9.4 million.

6. DISPOSITION OF EQUIPMENT

On October 18, 1999, we entered into a $1,300,000 non-recourse term loan with a bank to secure the purchase of equipment that we used in connection with our operations. The loan was secured by such equipment, and two of our directors personally guaranteed our obligations under the loan. This loan bore interest at LIBOR plus 2% per year and was payable in 60 monthly installments beginning on November 1, 1999. On August 22, 2000, the loan was refinanced due to upgrades to the equipment. As a result, the loan amount was increased to $1,650,000, resulting in net proceeds to us of approximately $400,000.

In December 2000, we determined that this equipment was no longer required and decided to prepare it for sale. Subsequently, we determined that the fair market value of the equipment was less than the outstanding balance of the loan securing the equipment. Therefore, on March 1, 2001, the loan was assumed by W-II Investments, Inc. (“W-II”), a corporation controlled by the two directors who personally guaranteed the loan. In exchange, the equipment was transferred to W-II. As a result of the assumption of the loan, we are no longer responsible for the payments under the loan.

7. SUBSEQUENT EVENTS

On May 8, 2001, we sold certain assets related to a portion of our Call Me Bill bill payment operations to iPay and iPay also assumed certain of the related operating liabilities. Net proceeds from the sale were approximately $1.3 million in cash. The majority of these proceeds were used to pay down our joint credit facility. As a result of the sale, Harland’s portion of the joint credit facility was permanently reduced by $225,000. The total credit facility is now $19,775,000 and amounts borrowed thereunder are funded approximately 76% by InterCept and approximately 24% by Harland.

Item 2. Management’s Discussion and Analysis of Financial and Condition Results of Operations

The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of Netzee and its management with respect to, among other things: (1) whether we can successfully combine the operations we have acquired, and operations we may acquire, to create or continue improvements in our financial condition; (2) our ability to implement our restructuring and cost savings plans; (3) trends affecting our operations, financial condition and business; (4) our growth and operating strategies; (5) our ability to achieve our sales, cash flow and cost-saving objectives; (6) our ability to remain listed on the Nasdaq National Market, and (7) the continued and future acceptance of and demand for our products and services by our customers. The words “may,” “will,” “anticipate,” “believe,” “intend,” “plan,” “allow,” “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to the integration of acquired assets and businesses; the assets and businesses we have sold or may plan to sell; our ability to maintain our listing on the Nasdaq National Market; our ability to achieve, manage or maintain positive cash flow or growth and execute our business strategy, including our restructuring and cost savings plans; our ability to develop, test and implement enhanced and new products and services; our ability to sell our products and services to financial institution customers and their customers; our ability to respond to competition; the volatility associated with Internet-related companies; our ability to obtain adequate funding and various other factors discussed in detail in the section entitled “Factors that May Affect Our Future Results of Operations or Financial Condition” in our Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001, and in our subsequent quarterly and current reports that we have filed with the SEC. We are not obligated to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Overview

For our outsourced retail suite of products and services, we charge a fixed monthly fee based on the number and type of products and services purchased by the financial institution. We also charge variable fees that are based on the number of end users and the number of transactions for certain retail products and services. We generally provide products and services under contracts with terms ranging from three to five years. Revenues from these types of arrangements are recognized over the term over which the related services are provided.

We charge fees for our in-house Internet banking product under either a perpetual license agreement which includes an up-front software fee, implementation fees and recurring monthly fees based on the number of active users and user generated transactions, or under a three- to five-year subscription that includes annual subscription and maintenance fees. Revenues from the software and implementation component of those types of arrangements are recognized in accordance with Statement of Position No. 97-2 “Software Revenue Recognition.” Recurring fees represent post-contract customer support and are recognized over the period in which the support service is provided.

For our wholesale support applications, we charge annual, quarterly or monthly subscription fees, monthly maintenance fees, and per-transaction fees based on transactions initiated by the financial institution. These revenues are recognized over the period in which the related services are provided.

Our costs of services, license, hardware, implementation and maintenance are comprised of the initial equipment and personnel costs required to implement Internet and telephone banking products and services for our financial institution customers, ongoing personnel and system maintenance costs associated with our data and call centers, royalties paid to information providers, and personnel, production and shipping costs associated with our regulatory reporting software and fulfillment businesses.

Selling and marketing expenses include marketing expenses, sales commissions and related costs as well as sales employee compensation and benefits. Commissions are paid to sales personnel based on products and services sold.

General and administrative expenses include employee compensation and benefits and general office expenses incurred in the ordinary course of business, but exclude non-cash stock based compensation and restructuring costs.

Restructuring costs include charges related to severance and other payroll-related items as well as certain office lease and other contract termination costs resulting from our plan to reduce costs through the consolidation of our Internet and bill payment operations.

Depreciation consists of depreciation of property, equipment and capitalized software development costs.

Amortization of intangible assets relates to goodwill, acquired technology and other intangible assets resulting from our acquisitions. Intangible assets are being amortized over lives ranging from two to five years.

Stock-based compensation consists of amortization of deferred compensation for certain stock options with an exercise price below the initial public offering price and compensation expense for stock sold or awarded to employees at prices below the initial public offering price.

Loss on sale of assets includes non-cash charges recorded to reduce the carrying costs of certain assets to their fair market value upon their sale.

We use cash loss as a metric to measure our on-going operating performance. Cash loss is defined as net loss attributable to common shareholders, excluding the effects of amortization of intangible assets, amortization of stock-based compensation and non-cash losses on the sale of assets.

We have incurred operating losses through March 31, 2001. Due to the uncertainty of the realizability of the net operating losses, we have not reflected an income tax benefit in our statements of operations, and we have recorded a valuation for the full amount of our net operating loss carry-forwards.

Although we have experienced significant growth in customers and revenues, we have incurred substantial operating losses and negative cash flows from operations. We incurred net losses of approximately $16.2 and $20.4 million for the three months ended March 31, 2000 and March 31, 2001, respectively. Depreciation, amortization, amortization of stock-based compensation and non-cash losses on the sale of assets accounted for approximately 80% of the net loss attributable to common shareholders for the three months ended March 31, 2001. We incurred cash losses, excluding restructuring costs of approximately $3.3 and $2.6 million for the three months ended March 31, 2000 and March 31, 2001, respectively.

Results of Operations

The following tables set forth the results of our operations and selected cash flow data for the three months ended March 31, 2000 and 2001, and selected balance sheet data as of December 31, 2000 and March 31, 2001. These operating results are not necessarily indicative of our future results.

Results of operations:

	Three Months Ended March 31,

	2000		% of Revenues	2001		% of Revenues

	(Unaudited)			(Unaudited)

Revenues	$2,815,349	(A)	100%	$7,468,466		100%

Cost of service, license, hardware, implementation, and maintenance	1,590,902		57%	4,383,965		59%

GROSS PROFIT	1,224,447	(A)	43%	3,084,501		41%

Cash expenses:

Selling and marketing	2,242,075		80%	1,301,594		17%

General and administrative, excluding amortization of stock-based compensation and restructuring costs	1,828,822		65%	3,503,132		47%

Restructuring costs	—		0%	1,858,645		25%

Depreciation	275,278		10%	495,071		7%

Preferred stock dividends	130,000		5%	130,000		2%

Interest expense, net	68,727		2%	296,854		4%

Subtotal cash expenses	4,544,902		162%	7,585,296		102%

CASH LOSS (B)	(3,320,455	)(A)	-119%	(4,500,795)		-61%

Amortization	11,733,798			9,657,281

Stock-based compensation	792,759			480,133

Loss on sale of assets	—			5,762,208

Other net expenses	12,526,557			15,899,622

NET LOSS ATTRIBUTABLE TO COMMON

SHAREHOLDERS BEFORE

CUMULATIVE EFFECT OF CHANGE IN

ACCOUNTING PRINCIPLE	$(15,847,012	)(A)		$(20,400,417)

Weighted average basic shares outstanding	20,780,927			26,856,100

Cash loss per share	$(0.16)			$(0.17)

Net loss per share before cumulative effect of change in accounting principle	$(0.76)			$(0.76)

Cash loss excluding restructuring costs	$(3,320,455	)(A)		$(2,642,150	)(C)

Cash loss per share excluding restructuring costs	$(0.16)			$(0.10	)(C)

Net loss excluding restructuring costs, loss on sale of assets and before cumulative effect of change in accounting principle	$(15,847,012)	(A)		$(12,779,564	)(D)

Net loss per share excluding restructuring costs, loss on sale of assets and before cumulative effect of change in accounting principle	$(0.76)			$(0.48	)(D)

Note A	—	The quarter ended March 31, 2000 has been restated to reflect our adoption of SAB 101 during 2000.

Note B	—	Cash loss is defined as net loss attributable to common shareholders excluding the non-cash effect of amortization of intangible assets, amortization of stock-based compensation and loss on sale of assets. Depreciation expense is included in cash loss as a measure of capital expenditures. Cash loss and cash loss per share are not measures of financial performance under generally accepted accounting principles and should not be considered either as an alternative to net loss attributable to common shareholders as an indicator of our operating performance, or to cash flow as a measure of our liquidity.

Note C	—	Excludes $1,858,645 in restructuring costs associated with our office consolidations and reorganization.

Note D	—	Excludes $1,858,645 in restructuring costs and $5,762,208 in loss on sale of assets.

SELECTED CASH FLOW INFORMATION:

	Three Months Ended

	March 31, 2000	March 31, 2001

	(Unaudited)	(Unaudited)

Cash used in operating activities:	$(4,673,942)	$(3,148,014)

Cash (used in) provided by investing activities:	(931,092)	13,043,629

Cash used in financing activities:	(4,320,716)	(10,442,321)

Net decrease in cash and cash equivalents	$(9,925,750)	$(546,706)

SELECTED BALANCE SHEET INFORMATION:

	December 31, 2000	March 31, 2001

		(Unaudited)

Cash and cash equivalents	$960,231	$413,525

Accounts receivable	5,836,904	4,192,832

Leases receivable	1,874,186	1,757,589

Deferred revenue	8,699,675	5,063,303

Related party borrowings	20,000,000	9,405,834

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenues

Total revenues increased by approximately $4.7 million or 165%, from approximately $2.8 million for the three months ended March 31, 2000 to approximately $7.5 million for the three months ended March 31, 2001. This increase consisted primarily of an increase in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers, and an increase in the number of financial institution customers utilizing our products. This increased customer base is a result of new sales, additional product sales to existing customers and customers obtained from certain of the Acquired Operations.

Cost of services, license, hardware, implementation and maintenance

Cost of services, license, hardware, implementation and maintenance increased by approximately $2.8 million, or 176%, from approximately $1.6 million for the three months ended March 31, 2000 to approximately $4.4 million for the three months ended March 31, 2001. The increase in the cost of services, license, hardware, implementation and maintenance was due primarily to an increase in the number of new institutional customers for which we have implemented our products. Additionally, we experienced increased data center costs required to support the increase in the total number of institutions to which we provided services.

As a percentage of revenue, cost of services, license, hardware, implementation and maintenance increased to 59% from 57% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Correspondingly, our gross margin decreased from 43% to 41% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease in gross margin was due primarily to our sale of the DPSC assets in February 2001 which generated higher margins relative to our other businesses.

Selling and marketing expenses

Selling and marketing expenses decreased by approximately $940,000, or 42%, from approximately $2.2 million for the three months ended March 31, 2000 to approximately $1.3 million for the three months ended March 31, 2001. The decrease in selling and marketing expenses was primarily due to a decrease in sales personnel, lower new sales volume in 2001 as compared to 2000 and a decrease in our advertising expenditures. As a percentage of revenue, selling and marketing expenses decreased to 17% from 80% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

General and administrative expenses

General and administrative expenses increased by approximately $1.7 million, or 92%, from approximately $1.8 million for the three months ended March 31, 2000 to approximately $3.5 million for the three months ended March 31, 2001. The increase in general and administrative expenses was primarily due to increases in overall business and operating activities, an increase in the number of employees and facilities obtained from certain of the Acquired Operations and an increase in management, support staff and general operating expenses resulting from our growth over the prior year. These increases were partially offset by reductions in personnel and facility costs resulting from our restructuring and office consolidation efforts. As a percentage of revenue, general and administrative expenses decreased to 47% from 65% for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. This decrease was due primarily to the increase in our revenues.

Restructuring costs

Restructuring costs for the quarter ended March 31, 2001 consisted of severance and payroll related items, as well as certain office lease and contract termination costs. During the first quarter of 2001, we finalized and announced a plan to reduce our operating expenses through the consolidation of our Internet banking and bill payment operations. This plan will result in the closure of our offices in Kentucky, Tennessee and Texas, and a reduction in our operations in Alabama and Connecticut.

Depreciation

Depreciation increased by approximately $220,000, or 80%, from approximately $275,000 for the three months ended March 31, 2000 to approximately $495,000 for the three months ended March 31, 2001. This increase was due primarily to the depreciation of acquired assets and from depreciation associated with capital acquisitions used to support our growth during the prior year. As a percentage of revenue, depreciation expenses decreased to 7% from 10% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

Interest expense, net

Net interest expense increased by approximately $228,000, or 332%, from approximately $69,000 for the three months ended March 31, 2000 to approximately $297,000 for the three months ended March 31, 2001. This increase was due primarily to a higher average debt balance for debt incurred to fund our operations for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. As a percentage of revenue, net interest expense increased from 2% to 4% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

Cash loss

Cash loss increased by approximately $1.2 million from approximately $3.3 million for the three months ended March 31, 2000 to approximately $4.5 million for the three months ended March 31, 2001. Excluding restructuring costs, cash loss decreased by approximately $700,000 to approximately $2.6 million for the three months ended March 31, 2001 compared to approximately $3.3 million for the comparable period in 2000. This decrease was due primarily to increases in revenues and the realization of expense reductions during the first quarter of 2001 resulting from our restructuring activities.

Amortization expense

Amortization expense decreased by approximately $2.0 million, or 18%, from approximately $11.7 million for the three months ended March 31, 2000 to approximately $9.7 million for the three months ended March 31, 2001. Amortization expense decreased due primarily to the write-down of intangible assets during the fourth quarter of 2000, combined with the elimination of the amortization related to the DPSC assets which we sold in February 2001. These were partially offset by the additional amortization expense resulting from certain of the Acquired Operations purchased during 2000.

Stock-based compensation

Stock-based compensation decreased by approximately $313,000, or 39%, from approximately $793,000 for the three months ended March 31, 2000 to $480,000 for the three months ended March 31, 2001. Stock-based compensation expense declined due to the forfeiture of certain stock options by terminated employees and the accelerated vesting of a restricted stock award during the fourth quarter of 2000.

Loss on sale of assets

Non-cash loss on sale of assets was approximately $5.8 million for the three months ended March 31, 2001 and resulted primarily from the sale of our DPSC assets in February 2001.

Liquidity and Capital Resources

Our operating activities used cash of approximately $3.1 million and $4.7 million for the three months ended March 31, 2001 and March 31, 2000, respectively. Cash used in operating activities resulted primarily from our net operating losses.

Our investing activities provided cash of approximately $13.0 million and used cash of approximately $931,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. Cash provided by investing activities for the three months ended March 31, 2001 resulted primarily from the disposition of our DPSC assets. This was partially offset by the purchase of property, equipment and costs associated with capitalized software development as well as our acquisition of assets from HomeCom in March 2001. Cash used in investing activities for the three months ended March 31, 2000 resulted primarily from our investment in property, equipment and capitalized software for our data centers.

Our financing activities used cash of approximately $10.4 million and $4.3 million for the three months ended March 31, 2001 and March 31, 2000, respectively. Cash used in financing activities for the three months ended March 31, 2001 resulted primarily from repayments on our credit facility with proceeds from the sale of our regulatory reporting assets offset by additional borrowings from our credit facility. The cash used for the three months ending March 31, 2000 resulted from repayments of related party borrowings and payments of notes payable assumed in the acquisition of DVI. This was partially offset by additional borrowings from related parties and proceeds from the exercise of warrants.

Our working capital balance as of March 31, 2001 was approximately $6.8 million compared to $(5.5) million at December 31, 2000. This increase in working capital is primarily due to proceeds from the sale of our regulatory reporting assets, offset by our operating and capital requirements. We calculate our working capital balances by taking our current assets net of current liabilities plus borrowings available on our line of credit.

In February 2001, we completed the sale of certain of our regulatory reporting assets acquired from DPSC in 1999. As a result, we received cash proceeds of approximately $14.1 million. We used approximately $11.8 million of the proceeds to pay down principal balances on the $20 million joint credit facility. The balance of the proceeds was used to fund operations as well as to pay certain closing costs and certain liabilities related to the sale. As of March 31, 2001, we had an outstanding balance under this credit facility, including accrued interest, of approximately $9.4 million, with approximately $10.6 million available under the line.

In connection with this sale, we converted our $15 million line of credit with InterCept and our $5 million promissory note with Harland into a $20 million joint credit facility ($15 million funded by InterCept and $5 million funded by Harland). The terms of the credit facility remain consistent with the terms of the former line of credit and promissory note, except that both InterCept and Harland now have the right (instead of just InterCept) to enforce the covenants contained in the line of credit agreement.

Subsequent to March 31, 2001, we sold certain Call Me Bill assets to iPay and iPay assumed certain related operating liabilities. We received net proceeds of $1,275,000 which were primarily used to pay down our line of credit facility. The balance borrowed under this facility as of May 9, 2001 was approximately $10.5 million, including accrued interest.

As a result of this sale, Harland’s portion of the joint credit facility was permanently reduced to $4,775,000, reducing the total credit facility to $19,775,000. InterCept’s portion of the credit facility will remain at $15 million. The facility will now be funded approximately 76% by InterCept and 24% by Harland.

On March 2, 2000 warrants to purchase 461,876 shares of common stock were exercised. Proceeds from the exercise of the warrants totaled approximately $1.5 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our operations and do not have operations subject to fluctuations in foreign currency exchange rates. We have a joint line of credit with InterCept and Harland that has an interest rate that fluctuates based on the prime rate as published in the Wall Street Journal, plus 2%. As of March 31, 2001, we had approximately $9.4 million outstanding on this facility which exposed us to interest rate risk. Interest rate risk reflects the fact that increases in interest rates, which may increase the interest rate on our borrowings, would make it more costly to borrow funds thereunder and may impede our acquisition and growth strategies if we determine the costs associated with borrowing funds are too high to implement these strategies. These increased costs may also hinder our ability to fund our working capital requirements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
No.	Description Of Exhibits

2.1*	Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.(1)

2.2*	Agreement and Plan of Merger, dated September 3, 1999, by and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.(1)

2.3*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank.(1)

2.4*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent BankersBank.(1)

2.5*	Acquisition Agreement, dated September 3, 1999, by and among Netzee, Inc., Call Me Bill, LLC and each of the members of Call Me Bill, LLC.(1)

2.6*	Asset Transfer Agreement, dated August 6, 1999, by and between The InterCept Group, Inc. and Direct Access Interactive, Inc.(1)

2.7*	Agreement and Plan of Merger, dated September 3, 1999, by and between Netzee, Inc. and Direct Access Interactive, Inc.(1)

2.8*	Asset Purchase Agreement, dated December 15, 1999, by and among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.(2)

2.9*	Asset Purchase Agreement, dated February 28, 2000, by and among Netzee, Inc., Digital Visions, Inc. and certain shareholders of Digital Visions, Inc.(3)

2.10*	Asset Purchase Agreement, dated July 28, 2000, by and among Netzee, Inc., NetzeePlus, Inc., Card Plus, Inc. and the shareholders of Card Plus, Inc.(10)

2.11*	Asset Purchase Agreement, dated September 29, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc. (11)

2.11.1*	Amendment No. 1 to the Asset Purchase Agreement, dated November 10, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(11)

2.12*	Asset Purchase Agreement, dated February 2, 2001, by and among Netzee, Inc., Netcal, Inc. and The InterCept Group, Inc.(12)

3.1	Amended Articles of Incorporation of Netzee, Inc., as amended to date.(10)

3.2	Amended and Restated Bylaws of Netzee, Inc., as amended.(4)

4.1	Form of Netzee, Inc. common stock certificate.(1)

4.2.1	Form of Netzee, Inc. Series A 8% Convertible Preferred Stock certificate.(2)

4.2.2	Form of Netzee, Inc. Series B 8% Convertible Preferred Stock certificate.(10)

4.3	Registration Rights Agreement, dated August 6, 1999, by and among Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and each of the former shareholders of SBS Corporation.(1)

Exhibit
No.	Description Of Exhibits

4.4	Registration Rights Agreement, dated September 3, 1999, by and among Netzee, Inc., The Bankers Bank and TIB The Independent BankersBank.(1)

4.5	Registration Rights Agreement, dated August 31, 1999, by and among Netzee, Inc. and each of the former shareholders of Dyad Corporation.(1)

4.6	Agreement, dated September 3, 1999, by and between Netzee, Inc. and Sirrom Investments, Inc., regarding registration rights of Sirrom.(1)

4.7	Registration Rights Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)

4.8	Warrant, dated October 18, 1999, issued to Kellett Partners, L.P.(1)

4.9	Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(2)

4.9.1	First Amendment to Registration Rights Agreement, dated September 29, 2000, by and between Netzee, Inc. and Bruce R. Gall & Associates, Inc., on behalf of each of the former shareholders of DPSC Software, Inc.(10)

4.10	Registration Rights Agreement, dated March 7, 2000, by and between Netzee, Inc. and Digital Visions, Inc.(3)

4.11	Registration Rights Agreement, dated July 28, 2000, by and between Netzee, Inc. and Card Plus, Inc. (10)

4.12	Registration Rights Agreement, dated November 10, 2000, by and between Netzee, Inc. and John H. Harland Company.(11)

10.1	Netzee, Inc. 1999 Stock Option and Incentive Plan.(1)

10.2	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Glenn W. Sturm.(1)

10.3	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and John W. Collins.(1)

10.4	Option Agreement, dated August 5, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Richard S. Eiswirth.(1)

10.5	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and Glenn W. Sturm.(1)

10.6	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and C. Michael Bowers.(1)

10.7	Employment Agreement, dated March 1, 2000, by and between Netzee, Inc. and Richard S. Eiswirth.(4)

10.8	Form of Indemnification Agreement entered into between Netzee, Inc. and each of its executive officers and directors.(1)

10.9	Promissory Note, dated August 6, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $21,534,625.(1)

Exhibit
No.	Description Of Exhibits

10.10	Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $4,399,639.22.(1)

10.11	Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $2,882,200.(1)

10.12	Promissory Note, dated September 1, 1999, from John W. Collins as maker to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.13	Promissory Note, dated September 1, 1999, from Glenn W. Sturm as maker to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.14	Promissory Note, dated September 1, 1999, from Donny R. Jackson as maker to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.15	Promissory Note, dated September 1, 1999, from Richard S. Eiswirth as maker to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.16	Line of Credit Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)

10.17	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and TIB The Independent BankersBank.(1)(5)

10.18	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and The Bankers Bank.(1)(5)

10.19	Sublease, dated September 1, 1999, by and between The Bankers Bank and Netzee, Inc.(1)

10.20	Commercial Lease, dated January 9, 1998, by and between DMB, LLC and Netzee, Inc. (as successor to Direct Access Interactive, Inc. (as successor to SBS Corporation)).(1)

10.21	Employment Agreement, dated February 28, 2000, by and between Netzee, Inc. and Michael E. Murphy.(4)

10.22	Promissory Note, dated March 24, 2000, from Netzee, Inc. as maker to The InterCept Group, Inc., as payee, in the principal amount of $7,800,000.(4)

10.23	Master Agreement, dated March 1, 2000 by and between Netzee, Inc. and The Bankers Bank.(4)(6)

10.23.1	Amendment to Master Agreement and Schedule, dated June 1, 2000, by and between Netzee, Inc. and The Bankers Bank.(8)(9)

10.24	Maintenance Agreement, dated March 1, 2001, by and between Netzee, Inc. and The Bankers Bank.(4)(6)

10.25	Credit Agreement, dated May 31, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(7)

10.25.1	Amendment No. 1 to Credit Agreement, dated September 29, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(10)

10.25.2	Amended and Restated Credit Agreement, dated February 2, 2001, by and among Netzee, Inc., The InterCept Group, Inc. and John H. Harland Company.(12)

10.26	Employment Agreement, dated July 26, 2000, by and between Netzee, Inc. and Catherine G. Silver.(10)

Exhibit
No.	Description Of Exhibits

10.27	Promissory Note, dated September 29, 2000, from Netzee, Inc. as maker to John H. Harland Company, as payee, in the principal amount of $5,000,000.(10)

10.28	Warranty Bill of Sale, dated March 1, 2001, from Netzee, Inc. in favor of W-II Investments, Inc. (13)

10.29	Assignment and Assumption Agreement (Business Loan Agreement), dated March 1, 2001, by and between Netzee, Inc. and W-II Investments, Inc.(13)

10.30	Assignment and Assumption Agreement (Mortgage, Security Agreement and Assignment), dated March 1, 2001, by and between Netzee, Inc. and W-II Investments, Inc. (13)

10.31	Aircraft Lease Agreement, dated March 1, 2001, by and among Netzee, Inc., W-II Investments, Inc., The InterCept Group, Inc., Nelson Mullins Riley & Scarborough, LLP, Glenn W. Sturm, John W. Collins and Donny R. Jackson. (13)

10.32	Employment Agreement, dated October 9, 2000, by and between Netzee, Inc. and Dan Anderson. (13)

10.33	Severance Agreement, dated November 1, 2000, by and between Netzee, Inc. and Catherine G. Silver. (13)

10.34	Employment Agreement, dated October 10, 2000, by and between Netzee, Inc. and Donny R. Jackson. (13)

*	Certain schedules and exhibits to this exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission. Netzee, Inc. agrees to furnish supplementally a copy of any such omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to Netzee, Inc.’s Registration Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.

(2)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.

(3)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K dated March 7, 2000, as filed with the Securities and Exchange Commission on March 22, 2000, and hereby incorporated by reference herein.

(4)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 2000, and as amended on May 1, 2000, and hereby incorporated by reference herein.

(5)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 8, 1999 and renewed on November 15, 2000.

(6)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on July 18, 2000.

(7)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K dated May 31, 2000, as filed with the Securities and Exchange Commission on June 20, 2000, and hereby incorporated by reference herein.

(8)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 15, 2000, and hereby incorporated by reference herein.

(9)	Portions of this exhibit were omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 15, 2000.

(10)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on November 14, 2000, and hereby incorporated by reference herein.

(11)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated November 10, 2000, as filed with the Securities and Exchange Commission on November 22, 2000, and hereby incorporated by reference herein.

(12)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated February 2, 2001, as filed with the Securities and Exchange Commission on February 16, 2001, and hereby incorporated by reference herein.

(13)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001, and hereby incorporated by reference herein.

(b)	Reports on Form 8-K.

During the first quarter of our 2001 fiscal year, we filed the following report on Form 8-K:

Form 8-K, dated February 2, 2001, as filed with the Exchange Commission on February 16, 2001, reporting the disposition of the DPSC assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETZEE, INC.

Date: May 15, 2001	/s/ Richard S. Eiswirth

Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

Date: May 15, 2001	/s/ Jarett J. Janik

Vice President and Controller (Principal Accounting Officer)