Form 10-Q
period 2001-06-30
NETZEE INC
filed 2001-08-14
CIK 1094335

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________________ to ________________________, 20___.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes       No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2001, there were 3,335,713 shares of the Registrant’s Common Stock outstanding.

NETZEE, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2000	June 30, 2001

		(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$960,231	$136,069

Short-term investments	135,000	506,378

Accounts receivable, net of allowance for doubtful accounts of $641,447 and $596,255, at December 31, 2000 and June 30, 2001, respectively	5,836,904	4,257,515

Leases receivable, current	671,580	649,847

Prepaid and other current assets	1,130,294	769,500

Total current assets	8,734,009	6,319,309

Property and equipment, net of accumulated depreciation of $3,552,971 and $2,219,311, at December 31, 2000 and June 30, 2001, respectively	6,616,804	4,796,746

Intangible assets, net of accumulated amortization of $47,824,555 and $52,718,701, at December 31, 2000 and June 30, 2001, respectively	89,950,659	49,617,409

Leases receivable, net of current portion	1,202,606	892,983

Other non-current assets	210,942	256,029

Total assets	$106,715,020	$61,882,476

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,784,480	$1,607,174

Accrued liabilities	4,372,821	2,825,292

Deferred revenue	7,263,099	2,844,923

Note payable, current portion	134,231	—

Other current liabilities	668,151	779,994

Total current liabilities	14,222,782	8,057,383

Related-party borrowings	20,000,000	11,497,474

Note payable, net of current portion	1,465,590	—

Deferred revenue, net of current portion	1,436,576	1,466,055

Total liabilities	37,124,948	21,020,912

Commitments and contingencies

Redeemable preferred stock, no par value; 5,000,000 shares authorized:

8% convertible preferred stock, $13 stated value; 500,000 shares authorized, issued and outstanding at December 31, 2000 and June 30, 2001	6,500,000	6,500,000

Shareholders’ equity:

Common stock, no par value; 70,000,000 shares authorized at December 31, 2000 and June 30, 2001, respectively; 3,358,495 and 3,335,713 shares issued and outstanding at December 31, 2000 June 30, 2001, respectively	192,304,886	191,267,277

Notes receivable from shareholders	(1,525,467)	(561,840)

Deferred stock compensation	(3,595,682)	(1,945,692)

Accumulated deficit	(124,093,665)	(154,398,181)

Total shareholders’ equity	63,090,072	34,361,564

Total liabilities and shareholders’ equity	$106,715,020	$61,882,476

     The accompanying notes are an integral part of these consolidated balance sheets.

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:

Monthly maintenance and service	$4,001,173	$5,874,522	$6,781,490	$12,795,573

License, hardware, implementation and other	301,643	475,018	336,675	1,022,433

Total revenues	4,302,816	6,349,540	7,118,165	13,818,006

Operating expenses:

Cost of services, license, hardware, implementation and maintenance	2,121,606	3,747,239	3,712,508	8,131,204

Selling and marketing	2,773,335	1,068,110	5,015,410	2,369,704

General and administrative, excluding amortization of stock-based compensation and restructuring costs	2,595,255	3,334,233	4,424,077	6,837,365

Amortization of stock-based compensation	789,563	248,054	1,582,322	728,187

Restructuring costs	—	(323,452)	—	1,535,193

(Gain)/loss on sale of assets	—	(1,213,458)	—	4,548,750

Depreciation	414,278	484,620	689,556	979,691

Amortization	13,163,594	8,595,580	24,897,392	18,252,861

Total operating expenses	21,857,631	15,940,926	40,321,265	43,382,955

Operating loss	(17,554,815)	(9,591,386)	(33,203,100)	(29,564,949)

Interest expense, net	(228,113)	(182,713)	(296,840)	(479,567)

Net loss before preferred dividends and cumulative effect of change in accounting principle	(17,782,928)	(9,774,099)	(33,499,940)	(30,044,516)

Preferred stock dividends	(130,000)	(130,000)	(260,000)	(260,000)

Net loss attributable to common shareholders before cumulative effect of change in accounting principle	(17,912,928)	(9,904,099)	(33,759,940)	(30,304,516)

Cumulative effect of change in accounting principle	—	—	(351,980)	—

Net loss attributable to common shareholders	$(17,912,928)	$(9,904,099)	$(34,111,920)	$(30,304,516)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(6.60)	$(2.96)	$(12.71)	$(9.05)

Loss per share from cumulative effect of change in accounting principle	—	—	(0.13)	—

Basic and diluted net loss per share	$(6.60)	$(2.96)	$(12.85)	$(9.05)

Weighted average common shares outstanding	2,713,238	3,342,204	2,655,427	3,349,625

     The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 30, 2000	June 30, 2001

	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss attributable to common shareholders	$(34,100,796)	$(30,304,516)

Adjustments to reconcile net loss to net cash used in operating activities:

Cumulative effect of change in accounting principle	351,980	—

Restructuring costs	—	1,535,193

Depreciation and amortization	25,586,948	19,232,552

Stock-based compensation expense	1,582,322	728,187

Loss on sale of assets	—	4,548,750

Provision for bad debt	202,260	141,174

Interest income on shareholder notes	(112,115)	(31,552)

Changes in assets and liabilities, net of effect of acquisitions and dispositions:

Accounts receivable	74,454	1,049,288

Leases receivable	(450,011)	331,356

Prepaid and other current assets	(343,652)	32,996

Accounts payable	(1,875,945)	(177,306)

Accrued liabilities	197,372	(2,788,208)

Deferred revenue	2,687,874	(1,249,242)

Other	(20,190)	(44,154)

Net cash used in operating activities	(6,219,499)	(6,995,482)

Cash flows from investing activities:

Acquisitions, net of cash acquired	—	(420,954)

Purchase of short-term investments	—	(475,000)

Proceeds from sales of short-term investments	—	100,000

Proceeds from sales of assets	—	15,511,441

Purchase of property, equipment and capitalized software	(2,303,964)	(1,145,674)

Net cash (used in) provided by investing activities	(2,303,964)	13,569,813

Cash flows from financing activities:

Related party borrowings	13,605,078	6,475,335

Payments on related party borrowings	(9,611,500)	(14,846,706)

Payments of notes payable	(3,172,891)	(22,372)

Repayment of shareholder notes	360,000	995,179

Payments of preferred stock dividends	(24,200)	—

Proceeds from exercise of warrants	1,501,097	—

Proceeds from exercise of options for common stock	17,500	71

Net cash provided by (used in) financing activities	2,675,084	(7,398,493)

Net decrease in cash and cash equivalents	(5,848,379)	(824,162)

Cash and cash equivalents, beginning of period	11,255,099	960,231

Cash and equivalents, end of period	$5,406,720	$136,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$186,793	$871,336

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for acquisitions	$19,446,037	$—

Stock issued for the exercise of warrants, net of cash received	$4,618,760	$—

The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF BUSINESS

Overview

We are a provider of integrated Internet banking products and services to financial institutions and their customers. We provide a suite of integrated Internet banking products and services and Internet commerce solutions to financial institutions. The suite provides cost-effective, outsourced, secure and scalable Internet banking and Internet commerce products that enable financial institutions to offer to their customers a wide array of financial products and services over the Internet. Included in the suite are full-service Internet banking, bill payment, cash management, Internet commerce services, custom web site design and hosting, branded portal design, access to brokerage services, implementation and marketing services, as well as financial analytic and financial information tools.

Formation and Acquisitions

Direct Access Interactive, Inc. (“Direct Access” or the “Predecessor”) was incorporated on October 10, 1996. On March 9, 1999, Direct Access was purchased by The InterCept Group, Inc. (“InterCept”). Direct Access was operated as a separate subsidiary of InterCept. On August 6, 1999, Direct Access purchased the remote banking operations of SBS Corporation (“SBS”). SBS provided automated technology products and services to community financial institutions nationwide. Direct Access was later merged with and into Netzee. On September 3, 1999, we purchased the Internet banking divisions of TIB The Independent BankersBank (“TIB”) and The Bankers Bank, and we acquired Dyad Corporation and subsidiaries (“Dyad”) and Call Me Bill, LLC (“Call Me Bill”). Call Me Bill provided 24-hour electronic bill payment services to financial institutions’ customers. On December 15, 1999, we purchased DPSC Software, Inc. (“DPSC”) which provided regulatory reporting and related software to community financial institutions.

On March 7, 2000, we purchased Digital Visions, Inc. (“DVI”) which provided Internet-based information and analytic tools to financial institutions. In July 2000, we acquired Card Plus, Inc., (“Card Plus”), which provided outsourced software and systems development as well as related consulting services. In November 2000, we acquired the Internet banking and bill payment businesses of John H. Harland Company (“Harland”). In March 2001, we acquired the Internet banking assets of HomeCom Communications, Inc., (“HomeCom”). We collectively refer to Call Me Bill, DPSC, Dyad, the remote banking operations of SBS, the Internet banking divisions of the two bankers’ banks, DVI, Card Plus, the Internet banking and bill payment businesses of Harland and the Internet banking assets of HomeCom as the “Acquired Operations.”

Dispositions

On February 2, 2001, we sold to InterCept certain assets related to the regulatory reporting business acquired from DPSC in 1999, and InterCept assumed certain of the related operating liabilities (see Note 2).

On May 8, 2001, we sold to iPay, LLC (“iPay”), a related party, certain assets related to our bill payment operations formerly located in Elizabethtown, Kentucky, and iPay assumed certain of the related operating liabilities (see Note 2).

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

All share and per share figures in this filing have been restated to reflect our one-for-eight reverse stock split effected on May 16, 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Additionally, SFAS No. 141 requires additional disclosure regarding the reasons for a business combination and the allocation of the purchase price for business combinations accounted for as a purchase subsequent to June 30, 2001.

In June 2001, the FASB also approved SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease the amortization of goodwill that existed at June 30, 2001. SFAS No. 142 established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would change the fair value of goodwill from its carrying value. SFAS No. 142 also creates additional criteria for allocating the purchase price of acquired business to additional identifiable intangible assets. SFAS No. 142 becomes effective for our fiscal year beginning January 1, 2002. We are currently assessing the impact of adopting SFAS No. 142 as amortization of goodwill will cease for our fiscal year beginning January 1, 2002 and periodic impairment gains or losses will be recognized. Since we have historically allocated the excess of purchase price over net tangible assets to identifiable intangible assets, we do not expect the adoption of SFAS No. 142 to have a material impact on our results of operations. The cumulative impact of adopting SFAS No. 142 will be reported as a change in accounting principle in our fiscal 2002 consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards for derivative instruments, including instruments embedded in other contracts. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured based on their fair values. SFAS becomes effective for our fiscal year ended December 31, 2001. We adopted SFAS No. 133 on January 1, 2001. Since we do not utilize these instruments or participate in these activities, SFAS No. 133 had no impact on our consolidated financial statements for the six months ended June 30, 2001.

In the fourth quarter of fiscal 2000, we adopted Staff Accounting Bulleting (“SAB”) No. 101, “Revenue Recognition”, which establishes guidelines for revenue recognition and enhances revenue recognition disclosure requirements. Pursuant to this guideline, up-front fees associated with certain product implementations are now being recognized over the term of the underlying agreement, rather than upon the completion of product implementation. The cumulative impact of adopting SAB No. 101 was recorded as of January 1, 2000 and is reported as a cumulative effect of change in accounting principle for the six months ended June 30, 2000.

2.    ACQUISITION AND DISPOSITIONS

Acquisition of HomeCom

During March 2001, we purchased certain assets of HomeCom’s Internet banking businesses and assumed certain of HomeCom’s operating liabilities related to the businesses. The purchase price was approximately $420,000 in cash and related acquisition expenses. The transaction was accounted for as a purchase. The excess of purchase price over the net tangible assets acquired was allocated to acquired technology and is being amortized over three years. The results of operations of HomeCom have been included in the consolidated financial statements from the effective date of the acquisition and are not material to the results of our operations.

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

In connection with the sale of these assets, we recorded a non-cash loss of approximately $5.7 million. This non-cash loss is included in the loss on sales of assets in our Consolidated Statement of Operations.

Disposition of Certain Bill Payment Assets

On May 8, 2001, we sold certain assets related to a portion of our bill payment operations formerly located in Elizabethtown, Kentucky to iPay, a related party, and iPay, assumed certain of the related operating liabilities. Net proceeds from the sale were approximately $1.3 million in cash, of which $50,000 was placed in escrow for indemnification and other purposes.

In connection with the sale of these assets, we recorded a gain of approximately $1.2 million. This gain is included in the gain on sales of assets in our Consolidated Statement of Operations.

Pro Forma Results of Operations

The following summary presents unaudited pro forma results of operations assuming that each of the acquisitions of the Acquired Operations as discussed in Note 1, and the dispositions of the DPSC and of certain bill payment assets occurred on January 1, 2000. These pro forma results do not necessarily reflect the results which would have actually been achieved had these acquisitions and dispositions occurred as of this date.

	For the Six Months Ended

	June 30, 2000	June 30, 2001

Total revenue	$12,608,121	$13,355,193

Net loss attributable to common shareholders	(36,123,940)	(25,161,480)

Basic and diluted loss per share	$(13.61)	$(7.51)

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

During the first quarter of fiscal 2001, we finalized and announced restructuring plans to reduce expenses through the consolidation of our Internet and bill payment operations. This restructuring has resulted in the closure of our offices in Kentucky, Texas and Tennessee, as well as the downsizing of offices in Alabama and Connecticut. Total staff reductions will be approximately 170 employees. Consequently, a restructuring charge of approximately $1,860,000 was recorded for the quarter ended March 31, 2001 in accordance with EITF 94-3. This amount was comprised of approximately $740,000 in severance and payroll-related items and approximately $1,120,000 in lease and other contract termination costs.

In connection with this restructuring, we have accrued approximately $1.1 million as additional purchase price for the acquisition of assets from Harland as a result of the termination of employees and the closing of offices obtained in that acquisition in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This amount is comprised of approximately $1,060,000 for severance and payroll-related items and approximately $50,000 for office lease and other contract termination costs.

During the second quarter of fiscal 2001, we incurred additional costs related to the termination of certain employees that were not notified during the first quarter. These costs for severance and payroll related items totaled approximately $150,000. This was offset by the reversal of certain lease termination costs totaling approximately $475,000 resulting from our ability to terminate certain long-term lease obligations under more favorable terms than originally anticipated.

As of June 30, 2001 we had expended approximately $2.5 million consisting of approximately $2.1 million in severance and payroll related costs and approximately $375,000 in contract and lease termination costs. As of June 30, 2001, we had terminated approximately 110 employees of an anticipated 170 to be terminated as the result of the restructuring plan. As of June 30, 2001, we had approximately $735,000 in restructuring costs remaining as a liability, consisting of approximately $415,000 in future severance benefits and other payroll-related costs and $320,000 in additional contract and lease termination costs.

4.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, “Earnings per Share,” using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Potentially dilutive options to purchase 435,415 shares of common stock with a weighted average exercise price of $59.43 per share and 473,265 shares of common stock with a weighted average exercise price of $68.00 per share were outstanding at June 30, 2001 and June 30, 2000, respectively, and have been excluded from the presentation of diluted net loss per share as they are antidilutive due to the net loss. Additionally, approximately 51,384 shares of common stock issuable upon conversion of the preferred stock for the periods ended June 30, 2000 and June 30, 2001, as well as 107,106 and 67,839 shares of common stock issuable upon the achievement of certain performance targets associated with the DVI and Card Plus acquisitions outstanding at June 30, 2000 and June 30, 2001, respectively, have been excluded from the presentation of diluted net loss per share as they are antidilutive due to the net loss. All share and per share figures have been restated to reflect our one-for-eight reverse stock split effected on May 16, 2001.

5.    RELATED-PARTY BORROWINGS

In conjunction with the acquisition of DPSC in December 1999, we received a commitment for a $15 million line of credit from InterCept. On March 24, 2000, pending the finalization of the line of credit, we issued a promissory note to InterCept in the principal amount of approximately $7.8 million, which reflected the amount borrowed under terms consistent with the commitment as of that date. This note bore interest at a rate of prime plus 2% and was secured by substantially all of our assets. Accrued interest under this note was payable monthly beginning May 1, 2000. The borrowings were used to fund working capital requirements and for the repayment of notes payable assumed in the DVI acquisition.

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

In conjunction with the sale of the former DPSC assets to InterCept on February 2, 2001, we converted our $15 million line of credit with InterCept and our $5 million promissory note with Harland into a $20 million joint credit facility ($15 million funded by InterCept and $5 million funded by Harland). The terms of the credit facility remain consistent with the terms of the former InterCept line of credit and Harland promissory note, except that both InterCept and Harland now have the right (instead of just InterCept) to enforce the covenants contained in the line of credit agreement. The joint credit facility will mature on November 2, 2002. Proceeds from the disposition of the DPSC assets were utilized to pay down this facility.

On May 8, 2001, we sold certain assets related to a portion of our bill payment operations formerly located in Elizabethtown, Kentucky to iPay, a related party, and iPay assumed certain of the related operating liabilities. Net proceeds from the sale were approximately $1.3 million in cash and the majority of these proceeds were used to pay down our joint credit facility. As a result of this sale, Harland’s portion of the joint credit facility was permanently reduced by $225,000. The total credit facility is now $19,775,000 and amounts borrowed thereunder are funded approximately 76% by InterCept and approximately 24% by Harland. As of June 30, 2001, the outstanding balance on the line of credit was approximately $11.5 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of Netzee and its management with respect to, among other things: (1) whether we can successfully combine the operations we have acquired, and operations we may acquire, to create or continue improvements in our financial condition; (2) our ability to implement our restructuring and cost savings plans; (3) trends affecting our operations, financial condition and business; (4) our growth and operating strategies; (5) our ability to achieve our sales, cash flow and cost-saving objectives; and (6) the continued and future acceptance of and demand for our products and services by our customers. The words “may,” “will,” “anticipate,” “believe,” “intend,” “plan,” “allow,” “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to the integration of acquired assets and businesses; the assets and businesses we have sold or may plan to sell; our ability to achieve, manage or maintain positive cash flow or growth and execute our business strategy, including our restructuring and cost savings plans; our ability to develop, test and implement enhanced and new products and services; our ability to sell our products and services to financial institution customers and their customers; our ability to respond to competition; the volatility associated with Internet-related companies; our ability to obtain adequate funding and various other factors discussed in detail in the section entitled “Factors that May Affect Our Future Results of Operations or Financial Condition” in our Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001, and in our subsequent quarterly and current reports that we have filed with the SEC. We are not obligated to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Overview

For our outsourced suite of products and services, we charge a fixed monthly fee based on the number and type of products and services purchased by the financial institution. We also charge variable fees that are based on the number of end users and the number of transactions for certain products and services. We generally provide products and services under contracts with terms ranging from three to five years. Revenues from these types of arrangements are recognized over the term over which the related services are provided.

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

Our costs of services, license, hardware, implementation and maintenance are comprised of the initial equipment and personnel costs required to implement Internet and telephone banking products and services for our financial institution customers, ongoing personnel and system maintenance costs associated with our data and call centers, royalties paid to information providers, and personnel, production and shipping costs associated with our fulfillment business.

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

We use cash loss as a metric to measure our on-going operating performance. Cash loss is defined as net loss attributable to common shareholders, excluding the effects of amortization of intangible assets, amortization of stock-based compensation and gain/loss on sales of assets. Even though we use cash loss to measure our on-going operating performance it is not an accepted measure of profitability under generally accepted accounting principles. We have incurred operating loss carry-forwards through June 30, 2001. Due to the uncertainty of the realizability of the net operating losses, we have not reflected an income tax benefit in our statements of operations, and we have recorded a valuation for the full amount of our net operating loss carry-forwards.

Although we have experienced significant growth in customers and revenues, we have incurred substantial operating losses and negative cash flows from operations. We incurred net losses of approximately $17.9 and $9.9 million for the three months ended June 30, 2000 and June 30, 2001 respectively, and approximately $34.1 and $30.3 million for the six months ended June 30, 2000 and June 30, 2001, respectively. Depreciation, amortization, amortization of stock-based compensation and gain/loss on sales of assets accounted for approximately 80% and 82% of the net loss attributable to common shareholders for the three months ended June 30, 2000 and June 30, 2001, respectively, and approximately 80% and 81% for the six months ended June 30, 2000 and June 30, 2001, respectively. We incurred cash losses, excluding restructuring costs of approximately $ 4.0 and $2.6 million for the three months ended June 30, 2000 and June 30, 2001 respectively, and approximately $7.3 and $5.2 million for the six months ended June 30, 2000 and June 30, 2001 respectively. Including restructuring costs, we incurred cash loss of approximately $4.0 and $2.3 million for the three months ended June 30, 2000 and June 30, 2001 respectively, and approximately $7.3 and $6.8 million for the six months ended June 30, 2000 and June 30, 2001 respectively.

Results of Operations

     The following tables set forth the results of our operations for the three months and the six months ended June 30, 2000 and 2001, selected cash flow information for the six months ended June 30, 2000 and 2001, and selected balance sheet data as of December 31, 2000 and June 30, 2001. These operating results are not necessarily indicative of our future results.

Results of operations:

	Three Months Ended June 30,

	2000		% of Revenues	2001		% of Revenues

	(Unaudited)			(Unaudited)

Revenues	$4,302,816	(A)	100%	$6,349,540		100%

Cost of service, license, hardware, implementation, and maintenance	2,121,606		49%	3,747,239		59%

GROSS PROFIT	2,181,210	(A)	51%	2,602,301		41%

Cash expenses:

Selling and marketing	2,773,335		64%	1,068,110		17%

General and administrative, excluding amortization of stock-based compensation and restructuring costs	2,595,255		60%	3,334,233		53%

Restructuring costs	—		0%	(323,452)		-5%

Depreciation	414,278		10%	484,620		8%

Preferred stock dividends	130,000		3%	130,000		2%

Interest expense, net	228,113		5%	182,713		3%

Subtotal cash expenses	6,140,981		143%	4,876,224		77%

CASH LOSS (B)	(3,959,771	)(A)	-92%	(2,273,923)		-36%

Amortization	13,163,594			8,595,580

Stock-based compensation	789,563			248,054

Gain on sale of assets	—			(1,213,458)

Other net expenses	13,953,157			7,630,176

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(17,912,928	)(A)		$(9,904,099)

Weighted average basic shares outstanding (C)	2,713,238			3,342,204

Cash loss per share (B)(C)	$(1.46)			$(0.68)

Net loss per share	$(6.60)			$(2.96)

Cash loss excluding restructuring costs (B)	$(3,959,771	)(A)		$(2,597,375	)(D)

Cash loss per share excluding restructuring costs (B) (C)	$(1.46)			$(0.78	)(D)

Net loss excluding restructuring costs, and gain on sale of assets	$(17,912,928	)(A)		$(11,441,009	)(F)

Net loss per share excluding restructuring costs, and gain on sale of assets (C)	$(6.60)			$(3.42	)(F)

	Six Months Ended June 30,

	2000		% of Revenues	2001		% of Revenues

	(Unaudited)			(Unaudited)

Revenues	$7,118,165	(A)	100%	$13,818,006		100%

Cost of service, license, hardware, implementation, and maintenance	3,712,508		52%	8,131,204		59%

GROSS PROFIT	3,405,657	(A)	48%	5,686,802		41%

Cash expenses:

Selling and marketing	5,015,410		70%	2,369,704		17%

General and administrative, excluding amortization of stock-based compensation and restructuring costs	4,424,077		62%	6,837,365		49%

Restructuring costs	—		0%	1,535,193		11%

Depreciation	689,556		10%	979,691		7%

Preferred stock dividends	260,000		4%	260,000		2%

Interest expense, net	296,840		4%	479,567		3%

Subtotal cash expenses	10,685,883		150%	12,461,520		90%

CASH LOSS (B)	(7,280,226	)(A)	-102%	(6,774,718)		-49%

Amortization	24,897,392			18,252,861

Stock-based compensation	1,582,322			728,187

Loss on sales of assets	—			4,548,750

Other net expenses	26,479,714			23,529,798

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(33,759,940	)(A)		$(30,304,516)

Weighted average basic shares outstanding (C)	2,655,427			3,349,625

Cash loss per share (B)(C)	$(2.74)			$(2.02)

Net loss per share before cumulative effect of change in accounting principle (C)	$(12.71)			$(9.05)

Cash loss excluding restructuring costs (B)	$(7,280,226	)(A)		$(5,239,525	)(E)

Cash loss per share excluding restructuring costs (B) (C)	$(2.74)			$(1.56	)(E)

Net loss excluding restructuring costs, loss on sales of assets and before cumulative effect of change in accounting principle	$(33,759,940	)(A)		$(24,220,573	)(G)

Net loss per share excluding restructuring costs, loss on sales of assets and before cumulative effect of change in accounting principle (C)	$(12.71)			$(7.23	)(G)

Note A — The quarter ended June 30, 2000 has been restated to reflect our adoption of SAB No. 101 during the fourth quarter of 2000.

Note B — Cash loss is defined as net loss attributable to common shareholders excluding amortization of intangible assets, amortization of stock-based compensation and (gain)/loss on sales of assets and is not an accepted measure of profitability under generally accepted accounting principles.

Note C — Prior periods have been restated to reflect our 1 for 8 reverse stock split in May 2001.

Note D — Excludes ($323,452) in restructuring costs associated with our office consolidation and reorganization.

Note E — Excludes $1,535,193 in restructuring costs associated with our office consolidation and reorganization.

Note F — Excludes ($323,452) in restructuring costs associated with our office consolidation and reorganization and ($1,213,415) in gains on the sale of assets.

Note G — Excludes $1,535,193 in restructuring costs associated with our office consolidation and reorganization and $4,548,750 in loss on the sales of assets.

11.1

SELECTED CASH FLOW INFORMATION:

	Six Months Ended

	June 30, 2000	June 30, 2001

	(Unaudited)	(Unaudited)

Cash used in operating activities:	$(6,219,499)	$(6,995,482)

Cash (used in) provided by investing activities:	(2,303,964)	13,569,813

Cash provided by (used in) financing activities:	2,675,084	(7,398,493)

Net decrease in cash and cash equivalents	$(5,848,379)	$(824,162)

SELECTED BALANCE SHEET INFORMATION:

	December 31, 2000	June 30, 2001

		(Unaudited)

Cash and cash equivalents	$960,231	$136,069

Accounts receivable, net	5,836,904	4,257,515

Leases receivable	1,874,186	1,542,830

Deferred revenue	8,699,675	4,310,978

Related party borrowings	20,000,000	11,497,474

Cash resources:

Cash and cash equivalents	$960,231	$136,069

Available borrowings from related parties	—	8,277,526

Total cash resources	$960,231	$8,413,595

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues

Total revenues increased by approximately $2.0 million or 48%, from approximately $4.3 million for the three months ended June 30, 2000 to approximately $6.3 million for the three months ended June 30, 2001. This increase consisted primarily of an increase in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers, and an increase in the number of financial institution customers utilizing our products. This increased customer base is a result of customers obtained during the second half of 2000 from certain of the Acquired Operations, new customer implementations, additional product sales to existing customers, and is partially offset by decreases resulting from the sale of DPSC and bill payment assets.

Cost of services, license, hardware, implementation and maintenance

Cost of services, license, hardware, implementation and maintenance increased by approximately $1.6 million, or 77%, from approximately $2.1 million for the three months ended June 30, 2000 to approximately $3.7 million for the three months ended June 30, 2001. The increase in the cost of services, license, hardware, implementation and maintenance was due primarily to costs associated with certain of the Acquired Operations during the second half of 2000 and an increase in the total number of institutional customers for which we have implemented our products.

As a percentage of revenue, cost of services, license, hardware, implementation and maintenance increased to 59% from 49% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Correspondingly, our gross margin decreased from 51% to 41% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. These changes were due primarily to our sale of the DPSC assets in February 2001 which generated higher margins relative to our other businesses.

Selling and marketing expenses

Selling and marketing expenses decreased by approximately $1.7 million, or 61%, from approximately $2.8 million for the three months ended June 30, 2000 to approximately $1.1 million for the three months ended June 30, 2001. The decrease in selling and marketing expenses was primarily due to a decrease in sales personnel, lower new sales volume in 2001 as compared to 2000 and a decrease in our external advertising expenditures. As a percentage of revenue, selling and marketing expenses decreased to 17% from 64% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

General and administrative expenses

General and administrative expenses increased by approximately $740,000, or 28%, from approximately $2.6 million for the three months ended June 30, 2000 to approximately $3.3 million for the three months ended June 30, 2001. The increase in general and administrative expenses was primarily due to increases in overall business and operating activities, an increase in the number of employees and facilities obtained during the second half of 2000 from certain of the Acquired Operations and an increase in management, support staff and general operating expenses resulting from our growth over the prior year. These increases were partially offset by reductions in personnel and facility costs resulting from our restructuring and office consolidation efforts. As a percentage of revenue, general and administrative expenses decreased to 53% from 60% for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000.

Restructuring costs

During the first quarter of 2001, we finalized and announced a plan to reduce our operating expenses through the consolidation of our Internet banking and bill payment operations. This plan has resulted in the closure of our offices in Kentucky, Tennessee and Texas, as well as a reduction in our operations in Alabama and Connecticut. During the second quarter, we incurred additional severance and payroll related costs associated with additional personnel reductions. This was offset by the reversal of certain long-term lease obligation reserves that are being terminated on terms more favorable than initially anticipated.

Depreciation

Depreciation increased by approximately $70,000, or 17%, from approximately $414,000 for the three months ended June 30, 2000 to approximately $485,000 for the three months ended June 30, 2001. This increase was due primarily to the depreciation of acquired assets and from depreciation associated with capital acquisitions used to support our growth during the prior year. This is partially offset by the elimination of depreciation costs associated with assets that were sold during the first six months of 2001. As a percentage of revenue, depreciation expenses decreased to 8% from 10% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

Interest expense, net

Net interest expense decreased by approximately $45,000, or 20%, from approximately $228,000 for the three months ended June 30, 2000 to approximately $183,000 for the three months ended June 30, 2001. This decrease was due primarily to a lower effective interest rate on average debt balances for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. As a percentage of revenue, net interest expense decreased from 5% to 3% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

Cash loss

Cash loss decreased by approximately $1.7 million from approximately $4.0 million for the three months ended June 30, 2000 to approximately $2.3 million for the three months ended June 30, 2001. Excluding restructuring costs, cash loss decreased by approximately $1.4 million to approximately $2.6 million for the three months ended June 30, 2001 compared to approximately $4.0 million for the comparable period in 2000. This decrease was due primarily to increases in revenues and decreases in sales and marketing costs, offset by increases in general and administrative costs as compared to the prior year.

Amortization expense

Amortization expense decreased by approximately $4.6 million, or 35%, from approximately $13.2 million for the three months ended June 30, 2000 to approximately $8.6 million for the three months ended June 30, 2001. Amortization expense decreased due primarily to the write-down of certain intangible assets during the fourth quarter of 2000, combined with the elimination of the amortization related to the DPSC assets which we sold in February 2001. These were partially offset by the additional amortization expense resulting from certain of the Acquired Operations purchased during 2000.

Stock-based compensation

Stock-based compensation decreased by approximately $542,000, or 69%, from approximately $790,000 for the three months ended June 30, 2000 to approximately $248,000 for the three months ended June 30, 2001. Stock-based compensation expense declined due to the forfeiture of certain stock options by terminated employees and the accelerated vesting of a restricted stock award during the fourth quarter of 2000, each associated with our restructuring efforts.

Gain on sale of assets

Gain on sale of assets was approximately $1.2 million for the three months ended June 30, 2001 and resulted from the sale of certain bill payment assets in May 2001.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenues

Total revenues increased approximately $6.7 million or 94% from approximately $7.1 million for the six months ended June 30, 2000 to approximately $13.8 million for the six months ended June 30, 2001. This increase consisted primarily of an increase in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers, and an increase in the number of financial institution customers utilizing our products. This increased customer base is a result of customers obtained during the second half of 2000 from certain of the Acquired Operations, new customer implementations, additional product sales to existing customers, and is partially offset by decreases resulting from the sale of DPSC and bill payment assets.

Cost of services, license, hardware, implementation and maintenance

Cost of services, license, hardware, implementation and maintenance increased by approximately $4.4 million, or 119%, from approximately $3.7 million for the six months ended June 30, 2000 to approximately $8.1 million for the six months ended June 30, 2001. The increase in the cost of services, license, hardware, implementation and maintenance was due primarily to costs associated with certain of the Acquired Operations during the second half of 2000 and an increase in the total number of institutional customers for which we have implemented our products.

As a percentage of revenue, cost of services, license, hardware, implementation and maintenance increased to 59% from 52% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Correspondingly, our gross margin decreased from 48% to 41% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. These changes were due primarily to our sale of the DPSC assets in February 2001 which generated higher margins relative to our other businesses.

Selling and marketing expenses

Selling and marketing expenses decreased by approximately $2.6 million, or 53%, from approximately $5.0 million for the six months ended June 30, 2000 to approximately $2.4 million for the six months ended June 30, 2001. The decrease in selling and marketing expenses was primarily due to a decrease in sales personnel, lower new sales volume in 2001 as compared to 2000 and a decrease in our external advertising expenditures compared to levels in the prior year. As a percentage of revenue, selling and marketing expenses decreased to 17% from 70% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

General and administrative expenses

General and administrative expenses increased by approximately $2.4 million, or 55%, from approximately $4.4 million for the six months ended June 30, 2000 to approximately $6.8 million for the six months ended June 30, 2001. The increase in general and administrative expenses was primarily due to increases in overall business and operating activities, an increase in the number of employees and facilities obtained during the second half of 2000 from certain of the Acquired Operations and an increase in management, support staff, and general operating expenses resulting from our growth over the prior year. Additionally, due to our growth over the prior year, we experienced increased product development costs and higher insurance costs as compared to the prior year. These increases were partially offset by reductions in personnel and facility costs resulting from our restructuring and office consolidation efforts. As a percentage of revenue, general and administrative expenses decreased to 49% from 62% for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000.

Restructuring costs

Restructuring costs for the six months ended June 30, 2001 consisted of severance and payroll related items, as well as certain office lease and contract termination costs. During the first quarter of 2001, we finalized and announced a plan to reduce our operating expenses through the consolidation of our Internet banking and bill payment operations. This plan has resulted in the closure of our offices in Kentucky, Tennessee and Texas, as well as a reduction in our operations in Alabama and Connecticut.

Depreciation

Depreciation increased by approximately $290,000, or 42%, from approximately $690,000 for the six months ended June 30, 2000 to approximately $980,000 for the six months ended June 30, 2001. This increase was due primarily to the depreciation of acquired assets and from depreciation associated with capital acquisitions used to support our growth during the prior year. This is partially offset by the elimination of depreciation costs associated with assets that were sold during the first six months of 2001. As a percentage of revenue, depreciation expenses decreased to 7% from 10% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Interest expense, net

Net interest expense increased by approximately $183,000, or 62%, from approximately $297,000 for the six months ended June 30, 2000 to approximately $480,000 for the six months ended June 30, 2001. This increase was due primarily to a higher average debt balance during the first part of 2001 as compared to the same period in 2000, partially offset by a lower effective interest rate on average debt balances for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. As a percentage of revenue, net interest expense decreased from 4% to 3% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Cash loss

Cash loss decreased by approximately $506,000 from approximately $7.3 million for the six months ended June 30, 2000 to approximately $6.8 million for the six months ended June 30, 2001. Excluding restructuring costs, cash loss decreased by approximately $2.0 million to approximately $5.2 million for the six months ended June 30, 2001 compared to approximately $7.3 million for the comparable period in 2000. This decrease was due primarily to increases in revenues and decreases in sales and marketing costs, offset by increases in costs of services as well as general and administrative costs as compared to the prior year.

Amortization expense

Amortization expense decreased by approximately $6.6 million, or 27%, from approximately $24.9 million for the six months ended June 30, 2000 to approximately $18.3 million for the six months ended June 30, 2001. Amortization expense decreased due primarily to the write-down of certain intangible assets during the fourth quarter of 2000, combined with the elimination of the amortization related to the DPSC assets which we sold in February 2001. These were partially offset by the additional amortization expense resulting from certain of the Acquired Operations purchased during 2000.

Stock-based compensation

Stock-based compensation decreased by approximately $854,000, or 54%, from approximately $1.6 million for the six months ended June 30, 2000 to approximately $728,000 for the six months ended June 30, 2001. Stock-based compensation expense declined due to the forfeiture of certain unvested stock options by terminated employees and the accelerated vesting of a restricted stock award during the fourth quarter of 2000. Each of these items related to our restructuring efforts.

Loss on sales of assets

Loss on sales of assets was approximately $4.5 million for the six months ended June 30, 2001 and resulted primarily from the sale of the DPSC assets in February 2001, offset by the gain on certain bill payment assets sold in May 2001.

Liquidity and Capital Resources

Our operating activities used cash of approximately $7.0 million and $6.2 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Cash used in operating activities for the six months ended June 30, 2001 resulted primarily from our net operating losses, the payment of restructuring related costs and the recognition of previously collected deferred revenue. This was partially offset by the collection of receivables during the six months ended June 30, 2001. Cash used in operating activities for the six months ended June 30, 2000 resulted primarily from our operating losses and the payment of accounts payable. This was partially offset by the advance collection of deferred revenue.

Our investing activities provided cash of approximately $13.6 million and used cash of approximately $2.3 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Cash provided by investing activities for the six months ended June 30, 2001 resulted primarily from the disposition of our DPSC and certain bill payment assets. This was partially offset by the purchase of property, equipment and costs associated with capitalized software development as well as our acquisition of assets from HomeCom in March 2001. Cash used in investing activities for the six months ended June 30, 2000 resulted from our investment in property, equipment and capitalized software for our data centers.

Our financing activities used cash of approximately $7.4 million and provided cash of approximately $2.7 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Cash used in financing activities for the six months ended June 30, 2001 resulted primarily from repayments on our credit facility with proceeds from the sale of our DPSC assets offset by additional borrowings from our credit facility and the repayment of shareholder notes. Cash provided by financing activities for the six months ending June 30, 2000 resulted from additional borrowings from our credit facility, the repayment of shareholder notes, and proceeds from the exercise of warrants. This was partially offset by the payments of notes payable assumed in the acquisition of DVI and repayments on our credit facility.

Our working capital balance as of June 30, 2001 was approximately $6.5 million compared to a working capital deficit of $5.5 million at December 31, 2000. This increase in working capital is primarily due to proceeds from the sale of our regulatory reporting assets and certain bill payment assets, offset by our operating and capital requirements. We calculate our working capital balances by taking our current assets net of current liabilities plus borrowings available on our credit facility.

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

In connection with this sale, we converted our $15 million line of credit with InterCept and our $5 million promissory note with Harland into a $20 million joint credit facility ($15 million funded by InterCept and $5 million funded by Harland). The terms of the credit facility remain consistent with the terms of the former line of credit and promissory note, except that both InterCept and Harland now have the right (instead of just InterCept) to enforce the covenants contained in the line of credit agreement. The joint credit facility will mature on November 2, 2002.

In May 2001, we sold certain bill payment assets to related to our Kentucky office. We received cash proceeds of $1,275,000 which were primarily used to pay down our credit facility.

In connection with this sale, Harland’s portion of the joint credit facility was permanently reduced to $4,775,000, reducing the total credit facility to $19,775,000. InterCept’s portion of the credit facility will remain at $15 million. The facility will now be funded approximately 76% by InterCept and 24% by Harland. As of June 30, 2001, we had an outstanding balance under this credit facility, including accrued interest, of approximately $11.5 million, with approximately $8.3 million available under the line.

On March 2, 2000 warrants to purchase 57,735 shares of common stock were exercised. Proceeds from the exercise of the warrants totaled approximately $1.5 million.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our operations and do not have operations subject to fluctuations in foreign currency exchange rates. We have a joint line of credit with InterCept and Harland that has an interest rate that fluctuates based on the prime rate as published in the Wall Street Journal, plus 2%. As of June 30, 2001, we had approximately $11.5 million outstanding on this facility which exposed us to interest rate risk. Interest rate risk reflects the fact that increases in interest rates, which may increase the interest rate on our borrowings, would make it more costly to borrow funds thereunder and may impede our acquisition and growth strategies if we determine the costs associated with borrowing funds are too high to implement these strategies. These increased costs may also hinder our ability to fund our working capital requirements.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On November 1, 1999, Independent Banker’s Bank of Florida (“IBBF”) filed a lawsuit against Netzee that is currently pending in the U.S. District Court for the Middle District of Florida. In this lawsuit, IBBF claims that we violated the terms of a marketing agreement between IBBF and SBS, a company acquired by our predecessor. We terminated this marketing agreement after the acquisition of SBS in August 1999. In the lawsuit, IBBF claims that the marketing agreement did not permit Netzee to terminate the agreement and that Netzee has breached certain exclusivity provisions of the agreement, and IBBF seeks an undisclosed amount of damages as well as an injunction prohibiting Netzee from marketing certain of its products to IBBF’s respondent banks in Florida. We believe that under the terms of the marketing agreement we were allowed to terminate this agreement and thus our conduct following the termination was not in violation of the agreement. We therefore are vigorously defending all of the claims made by IBBF against us. Discovery in this lawsuit concluded in August 2001 and the parties have until September 2001 to file motions for summary judgment.

Item 2.    Changes in Securities and Use of Proceeds

On August 1, 2001, we issued a total of 28,572 additional shares of our common stock to the former shareholders of Card Plus in accordance with the earnout provisions of the July 2000 asset purchase agreement. All of these shares were placed in escrow for indemnification and other purposes. The shares of common stock issued in this transaction were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. We affixed appropriate legends to share certificates, and we did not engage in any general solicitation or advertising in connection with offers or sales of these securities.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 14, 2001, we held our annual meeting of shareholders. The two matters submitted to a vote of our shareholders at this meeting were (1) the election of one class I director nominee, four class II director nominees and one class III director nominee; and (2) the approval of an amendment to our articles of incorporation, and to authorize our board of directors, to effect a reverse stock split of our common stock at any ratio within a range of 1-for-3 and 1-for-8.

Election of Directors

Each nominee had served as a director of Netzee prior to this annual meeting. All nominees were elected at the meeting, for which we solicited proxies pursuant to the Securities Exchange Act of 1934, as amended. Further, there was no solicitation in opposition to the nominees listed in the proxy statement. The following class I director nominee was elected at this meeting to serve for a term of two years and until his successor is elected and qualified:

Class I Director Nominee	Votes For	Votes Withheld

Timothy M. Leveque	18,778,052	37,605

The following class II director nominees were elected at this meeting, each to serve for a term of three years and until his successor is elected and qualified:

Class II Director Nominee	Votes For	Votes Withheld

Jon R. Burke	18,807,707	7,950

Charles B. Carden	18,810,207	5,450

Jefferson B. A. Knox, Sr.	18,810,207	5,450

A. Jay Waite	18,810,207	5,450

The following class III director nominee was elected at this meeting to serve for a term of one year and until his successor is elected and qualified:

Class III Director Nominee	Votes For	Votes Withheld

John E. O’Malley	18,808,972	6,685

Approval of Reverse Stock Split

At the annual meeting, the shareholders were asked to approve a proposal to permit the board of directors, at its sole discretion, to effect a reverse stock split of Netzee’s common stock at any ratio within a range between and including 1-for-3 and 1-for-8. This proposal was approved by a vote of 18,759,768 votes for, 54,389 votes against, and 1,500 abstained. There were no broker non-votes with respect to this matter. On May 16, 2001, Netzee effected a 1-for-8 reverse stock split.

Item 5.    Other Information

On May 25, 2001, the Securities and Exchange Commission declared effective a registration statement covering 40,000 shares of common stock to be sold on behalf of the former shareholders of Card Plus. This registration statement was prepared and filed pursuant to the exercise of registration rights that we granted to such former shareholders.

Item 6.    Exhibits and Reports on Form 8-K

(a)          Exhibits.

Exhibit
No.	Description of Exhibits

2.1*	Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.(1)

2.2*	Agreement and Plan of Merger, dated September 3, 1999, by and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.(1)

2.3*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank.(1)

2.4*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent BankersBank.(1)

2.5*	Acquisition Agreement, dated September 3, 1999, by and among Netzee, Inc., Call Me Bill, LLC and each of the members of Call Me Bill, LLC.(1)

2.6*	Asset Transfer Agreement, dated August 6, 1999, by and between The InterCept Group, Inc. and Direct Access Interactive, Inc.(1)

2.7*	Agreement and Plan of Merger, dated September 3, 1999, by and between Netzee, Inc. and Direct Access Interactive, Inc.(1)

2.8*	Asset Purchase Agreement, dated December 15, 1999, by and among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.(2)

2.9*	Asset Purchase Agreement, dated February 28, 2000, by and among Netzee, Inc., Digital Visions, Inc. and certain shareholders of Digital Visions, Inc.(3)

2.10*	Asset Purchase Agreement, dated July 28, 2000, by and among Netzee, Inc., NetzeePlus, Inc., Card Plus, Inc. and the shareholders of Card Plus, Inc.(10)

2.11*	Asset Purchase Agreement, dated September 29, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc. (11)

2.11.1*	Amendment No. 1 to the Asset Purchase Agreement, dated November 10, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(11)

2.12*	Asset Purchase Agreement, dated February 2, 2001, by and among Netzee, Inc., Netcal, Inc. and The InterCept Group, Inc.(12)

2.13*	Asset Purchase Agreement, dated March 15, 2001, by and among Netzee, Inc., and HomeCom Communications, Inc.,

2.14*	Asset Purchase Agreement, dated May 8, 2001, by and among Netzee, Inc., Call Me Bill, LLC, and iPay, LLC.

3.1	Amended Articles of Incorporation of Netzee, Inc., as amended to date.

3.2	Amended and Restated Bylaws of Netzee, Inc., as amended.(4)

4.1	Form of Netzee, Inc. common stock certificate.

4.2.1	Form of Netzee, Inc. Series A 8% Convertible Preferred Stock certificate.(2)

Exhibit
No.	Description of Exhibits

4.2.2	Form of Netzee, Inc. Series B 8% Convertible Preferred Stock certificate.(10)

4.3	Registration Rights Agreement, dated September 3, 1999, by and among Netzee, Inc., The Bankers Bank and TIB The Independent BankersBank.(1)

4.4	Registration Rights Agreement, dated August 31, 1999, by and among Netzee, Inc. and each of the former shareholders of Dyad Corporation.(1)

4.5	Agreement, dated September 3, 1999, by and between Netzee, Inc. and Sirrom Investments, Inc., regarding registration rights of Sirrom.(1)

4.6	Registration Rights Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)

4.7	Warrant, dated October 18, 1999, issued to Kellett Partners, L.P.(1)

4.8	Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(2)

4.8.1	First Amendment to Registration Rights Agreement, dated September 29, 2000, by and between Netzee, Inc. and Bruce R. Gall & Associates, Inc., on behalf of each of the former shareholders of DPSC Software, Inc.(10)

4.9	Registration Rights Agreement, dated March 7, 2000, by and between Netzee, Inc. and Digital Visions, Inc.(3)

4.10	Registration Rights Agreement, dated July 28, 2000, by and between Netzee, Inc. and Card Plus, Inc. (10)

4.11	Registration Rights Agreement, dated November 10, 2000, by and between Netzee, Inc. and John H. Harland Company.(11)

10.1	Netzee, Inc. 1999 Stock Option and Incentive Plan.(1)

10.2	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Glenn W. Sturm.(1)

10.3	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and John W. Collins.(1)

10.4	Option Agreement, dated August 5, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Richard S. Eiswirth.(1)

10.5	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and Glenn W. Sturm.(1)

10.6	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and C. Michael Bowers.(1)

10.7	Employment Agreement, dated March 1, 2000, by and between Netzee, Inc. and Richard S. Eiswirth.(4)

10.7.1	Amendment to Employment Agreement, dated May 1, 2001, by and between Netzee, Inc. and Richard S. Eiswirth.

Exhibit
No.	Description of Exhibits

10.8	Form of Indemnification Agreement entered into between Netzee, Inc. and each of its executive officers and directors.(1)

10.9	Promissory Note, dated August 6, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $21,534,625.(1)

10.10	Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $4,399,639.22.(1)

10.11	Promissory Note, dated September 1, 1999, from Netzee, Inc. as maker to The InterCept Group, Inc. as payee, in the principal amount of $2,882,200.(1)

10.12	Promissory Note, dated September 1, 1999, from John W. Collins as maker to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.13	Promissory Note, dated September 1, 1999, from Glenn W. Sturm as maker to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.14	Promissory Note, dated September 1, 1999, from Donny R. Jackson as maker to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.15	Promissory Note, dated September 1, 1999, from Richard S. Eiswirth as maker to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.16	Line of Credit Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)

10.17	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and TIB The Independent Bankers Bank.(1)(5)

10.18	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and The Bankers Bank.(1)(5)

10.19	Sublease, dated September 1, 1999, by and between The Bankers Bank and Netzee, Inc.(1)

10.20	Commercial Lease, dated January 9, 1998, by and between DMB, LLC and Netzee, Inc. (as successor to Direct Access Interactive, Inc. (as successor to SBS Corporation)).(1)

10.21	Employment Agreement, dated February 28, 2000, by and between Netzee, Inc. and Michael E. Murphy.(4)

10.22	Promissory Note, dated March 24, 2000, from Netzee, Inc. as maker to The InterCept Group, Inc., as payee, in the principal amount of $7,800,000.(4)

10.23	Master Agreement, dated March 1, 2000 by and between Netzee, Inc. and The Bankers Bank.(4)(6)

10.23.1	Amendment to Master Agreement and Schedule, dated June 1, 2000, by and between Netzee, Inc. and The Bankers Bank.(8)(9)

10.24	Maintenance Agreement, dated March 1, 2001, by and between Netzee, Inc. and The Bankers Bank.(4)(6)

10.25	Credit Agreement, dated May 31, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(7)

Exhibit
No.	Description of Exhibits

10.25.1	Amendment No. 1 to Credit Agreement, dated September 29, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(10)

10.25.2	Amended and Restated Credit Agreement, dated February 2, 2001, by and among Netzee, Inc., The InterCept Group, Inc. and John H. Harland Company.(12)

10.25.3	Consent and Release, dated May 1, 2001, by and among Netzee, Inc., Call Me Bill, LLC, The InterCept Group, Inc., and John H. Harland Company

10.26	Employment Agreement, dated July 26, 2000, by and between Netzee, Inc. and Catherine G. Silver.(10)

10.27	Promissory Note, dated September 29, 2000, from Netzee, Inc. as maker to John H. Harland Company, as payee, in the principal amount of $5,000,000.(10)

10.28	Warranty Bill of Sale, dated March 1, 2001, from Netzee, Inc. in favor of W-II Investments, Inc. (13)

10.29	Assignment and Assumption Agreement (Business Loan Agreement), dated March 1, 2001, by and between Netzee, Inc. and W-II Investments, Inc.(13)

10.30	Assignment and Assumption Agreement (Mortgage, Security Agreement and Assignment), dated March 1, 2001, by and between Netzee, Inc. and W-II Investments, Inc. (13)

10.31	Aircraft Lease Agreement, dated March 1, 2001, by and among Netzee, Inc., W-II Investments, Inc., The InterCept Group, Inc., Nelson Mullins Riley & Scarborough, LLP, Glenn W. Sturm, John W. Collins and Donny R. Jackson. (13)

10.32	Employment Agreement, dated October 9, 2000, by and between Netzee, Inc. and Dan Anderson. (13)

10.33	Severance Agreement, dated November 1, 2000, by and between Netzee, Inc. and Catherine G. Silver. (13)

10.34	Employment Agreement, dated October 10, 2000, by and between Netzee, Inc. and Donny R. Jackson. (13)

10.35	Severance Agreement, dated May 5, 2001, by and between Netzee, Inc. and Dan Anderson.

10.36	Employment Agreement, dated May 7, 2001, by and between Netzee, Inc. and William Todd Shiver.

*	Certain schedules and exhibits to this exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission. Netzee, Inc. agrees to furnish supplementally a copy of any such omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to Netzee, Inc.’s Registration Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.

(2)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.

(3)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K dated March 7, 2000, as filed with the Securities and Exchange Commission on March 22, 2000, and hereby incorporated by reference herein.

(4)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 2000, and as amended on May 1, 2000, and hereby incorporated by reference herein.

(5)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 8, 1999 and renewed on November 15, 2000.

(6)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on July 18, 2000.

(7)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K dated May 31, 2000, as filed with the Securities and Exchange Commission on June 20, 2000, and hereby incorporated by reference herein.

(8)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 15, 2000, and hereby incorporated by reference herein.

(9)	Portions of this exhibit were omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 15, 2000.

(10)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on November 14, 2000, and hereby incorporated by reference herein.

(11)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated November 10, 2000, as filed with the Securities and Exchange Commission on November 22, 2000, and hereby incorporated by reference herein.

(12)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated February 2, 2001, as filed with the Securities and Exchange Commission on February 16, 2001, and hereby incorporated by reference herein.

(13)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001, and hereby incorporated by reference herein.

(b)	Reports on Form 8-K.

During the second quarter of our 2001 fiscal year, we did not file any reports on Form 8-K:

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETZEE, INC.

Date: August 14, 2001	/s/ Richard S. Eiswirth Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

Date: August 14, 2001	/s/ Jarett J. Janik Vice President and Controller (Principal Accounting Officer)