Form 10-Q
period 2001-09-30
NETZEE INC
filed 2001-11-14
CIK 1094335

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _______________, 20 _______________.

Commission file number: 0-27925

Netzee, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2488883 (I.R.S. Employer Identification No.)

6190 Powers Ferry Road, Suite 400, Atlanta, Georgia 30339
(Address of principal executive offices)

(770) 850-4000
(Registrant’s telephone number including area code)
N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2001, there were 3,364,985 shares of the Registrant’s Common Stock outstanding.

NETZEE, INC.

PART I. FINANCIAL INFORMATION Item 1. Financial Statements

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2000	September 30, 2001

ASSETS		(Unaudited)

Current assets:

Cash and cash equivalents	$960,231	$368,903

Short-term investments	135,000	256,828

Accounts receivable, net of allowance for doubtful accounts of $641,447 and $339,333, at December 31, 2000 and September 30, 2001, respectively	5,836,904	4,255,828

Leases receivable, current	671,580	652,154

Prepaid and other current assets	1,130,294	495,329

Total current assets	8,734,009	6,029,042

Property and equipment, net of accumulated depreciation of $3,552,971 and $2,740,410, at December 31, 2000 and September 30, 2001, respectively	6,616,804	4,723,928

Intangible assets, net of accumulated amortization of $47,824,555 and $70,726,148, at December 31, 2000 and September 30, 2001, respectively	89,950,659	28,946,413

Leases receivable, net of current portion	1,202,606	777,550

Other non-current assets	210,942	242,128

Total assets	$106,715,020	$40,719,061

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,784,480	$1,034,679

Accrued liabilities	4,372,821	2,294,530

Deferred revenue	7,263,099	2,904,945

Note payable, current portion	134,231	—

Redeemable preferred stock and accrued dividends, current portion (see Note 4)	668,151	7,409,993

Total current liabilities	14,222,782	13,644,147

Related-party borrowings	20,000,000	13,117,685

Note payable, net of current portion	1,465,590	—

Deferred revenue, net of current portion	1,436,576	1,377,550

Total liabilities	37,124,948	28,139,382

Commitments and contingencies

Redeemable preferred stock, no par value; 5,000,000 shares authorized: 8% convertible preferred stock, $13 stated value; 500,000 shares authorized, issued and outstanding at December 31, 2000 and September 30, 2001	6,500,000	—

Shareholders’ equity:

Common stock, no par value; 70,000,000 shares authorized at December 31, 2000 and September 30, 2001, respectively; 3,358,495 and 3,364,985 shares issued and outstanding at December 31, 2000 September 30, 2001, respectively	192,304,886	190,837,112

Notes receivable from shareholders	(1,525,467)	(570,663)

Deferred stock compensation	(3,595,682)	(1,159,287)

Accumulated deficit	(124,093,665)	(176,527,483)

Total shareholders’ equity	63,090,072	12,579,679

Total liabilities and shareholders’ equity	$106,715,020	$40,719,061

     The accompanying notes are an integral part of these consolidated balance sheets.

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 30, 2000	September 30, 2001	September 30, 2000	September 30, 2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:

Monthly maintenance and service	$4,873,855	$5,736,534	$11,508,301	$18,532,106

License, hardware, implementation and other	361,274	499,553	844,993	1,521,987

Total revenues	5,235,129	6,236,087	12,353,294	20,054,093

Operating expenses:

Cost of services, license, hardware, implementation and maintenance	2,595,082	3,314,774	6,307,590	11,445,978

Selling and marketing	2,332,973	772,393	7,348,383	3,142,097

General and administrative, excluding amortization of stock-based compensation and restructuring costs	3,046,508	2,354,084	7,470,585	9,191,449

Amortization of stock-based compensation	763,269	299,667	2,345,591	1,027,854

Restructuring costs	—	—	—	1,535,193

Loss on sale of assets, net	—	8,987	—	4,557,737

Long-lived asset impairment charges	—	12,142,146	—	12,142,146

Depreciation	522,273	524,827	1,211,829	1,504,518

Amortization	13,409,193	8,600,423	38,306,585	26,853,284

Total operating expenses	22,669,298	28,017,301	62,990,563	71,400,256

Operating loss	(17,434,169)	(21,781,214)	(50,637,269)	(51,346,163)

Interest expense, net	(282,197)	(218,088)	(579,037)	(697,655)

Net loss before preferred dividends and cumulative effect of change in accounting principle	(17,716,366)	(21,999,302)	(51,216,306)	(52,043,818)

Preferred stock dividends	(130,000)	(130,000)	(390,000)	(390,000)

Net loss attributable to common shareholders before cumulative effect of change in accounting principle	(17,846,366)	(22,129,302)	(51,606,306)	(52,433,818)

Cumulative effect of change in accounting principle	—	—	(351,980)	—

Net loss attributable to common shareholders	$(17,846,366)	$(22,129,302)	$(51,958,286)	$(52,433,818)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(6.51)	$(6.60)	$(19.22)	$(15.65)

Loss per share from cumulative effect of change in accounting principle	—	—	(0.13)	—

Basic and diluted net loss per share	$(6.51)	$(6.60)	$(19.35)	$(15.65)

Weighted average common shares outstanding	2,741,771	3,354,680	2,684,419	3,351,242

The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30, 2000	September 30, 2001

	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss attributable to common shareholders	$(51,958,286)	$(52,433,818)

Adjustments to reconcile net loss to net cash used in operating activities:

Cumulative effect of change in accounting principle	351,980	—

Restructuring costs	—	1,535,193

Depreciation and amortization	39,518,414	28,357,802

Stock-based compensation expense	2,345,591	1,027,854

Loss on sale of assets	—	4,557,737

Long-lived asset impairment charges	—	12,142,146

Provision for bad debt	615,215	(41,851)

Interest income on shareholder notes	(168,173)	(40,375)

Changes in assets and liabilities, net of effect of acquisitions and dispositions:

Accounts receivable	(404,392)	1,234,000

Leases receivable	(740,108)	444,482

Prepaid and other current assets	(220,871)	306,067

Accounts payable	(855,579)	(749,801)

Accrued liabilities	(883,467)	(3,318,966)

Deferred revenue	1,554,206	(1,277,725)

Other	359,840	105,603

Net cash used in operating activities	(10,485,630)	(8,151,652)

Cash flows from investing activities:

Acquisitions, net of cash acquired	—	(420,954)

Purchase of short-term investments	—	(475,000)

Proceeds from sales of short-term investments	—	350,000

Proceeds from sales of assets	—	15,513,801

Purchase of property, equipment and capitalized software	(3,613,447)	(1,609,030)

Net cash (used in) provided by investing activities	(3,613,447)	13,358,817

Cash flows from financing activities:

Related party borrowings	17,046,095	9,425,335

Payments on related party borrowings	(13,003,025)	(16,196,706)

Borrowings on notes payable	5,400,192	—

Repayment of notes payable	(3,198,756)	(22,372)

Repayment of shareholder notes	360,000	995,179

Payments of preferred stock dividends	(24,200)	—

Proceeds from exercise of warrants	1,501,097	—

Proceeds from exercise of options for common stock	17,500	71

Net cash provided by (used in) financing activities	8,098,903	(5,798,493)

Net decrease in cash and cash equivalents	(6,000,174)	(591,328)

Cash and cash equivalents, beginning of period	11,255,099	960,231

Cash and equivalents, end of period	$5,254,925	$368,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$284,732	$1,115,515

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for acquisitions	$21,934,929	$—

Stock issued for the exercise of warrants, net of cash received	$4,618,760	$—

     The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Overview

We are a provider of integrated Internet banking products and services as well as Internet commerce solutions to financial institutions and their customers through our suite products. The suite provides cost-effective, outsourced, secure and scalable Internet banking and Internet commerce products that enable financial institutions to offer to their customers a wide array of financial products and services over the Internet. Included in the suite are full-service Internet banking, bill payment, cash management, Internet commerce services, custom web site design and hosting, branded portal design, access to brokerage services, implementation and marketing services, as well as financial analytic and financial information tools.

Formation and Acquisitions

Direct Access Interactive, Inc. (“Direct Access” or the “Predecessor”) was incorporated on October 10, 1996. On March 9, 1999, Direct Access was purchased by The InterCept Group, Inc. (“InterCept”). Direct Access was operated as a separate subsidiary of InterCept. On August 6, 1999, Direct Access purchased the remote banking operations of SBS Corporation (“SBS”). SBS provided automated technology products and services to community financial institutions nationwide. Direct Access was later merged with and into Netzee. On September 3, 1999, we purchased the Internet banking divisions of TIB The Independent BankersBank (“TIB”) and The Bankers Bank, and we acquired Dyad Corporation and subsidiaries (“Dyad”) and Call Me Bill, LLC (“Call Me Bill”). Call Me Bill provided 24-hour electronic bill payment services to financial institutions’ customers. On December 15, 1999, we purchased DPSC Software, Inc. (“DPSC”), which provided regulatory reporting, and related software to community financial institutions.

On March 7, 2000, we purchased Digital Visions, Inc. (“DVI”), which provided Internet-based information and analytic tools to financial institutions. In July 2000, we acquired Card Plus, Inc., (“Card Plus”), which provided outsourced software and systems development as well as related consulting services. In November 2000, we acquired the Internet banking and bill payment businesses of John H. Harland Company (“Harland”). In March 2001, we acquired the Internet banking assets of HomeCom Communications, Inc., (“HomeCom”). We collectively refer to Call Me Bill, DPSC, Dyad, the remote banking operations of SBS, the Internet banking divisions of the two bankers’ banks, DVI, Card Plus, the Internet banking and bill payment businesses of Harland and the Internet banking assets of HomeCom as the “Acquired Operations.”

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

Basis of Presentation

The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, required to present fairly our financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000.

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

In June 2001, the FASB also approved SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease the amortization of goodwill that existed at June 30, 2001. SFAS No. 142 established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would change the fair value of goodwill from its carrying value. SFAS No. 142 also creates additional criteria for allocating the purchase price of acquired business to additional identifiable intangible assets. SFAS No. 142 becomes effective for our fiscal year beginning January 1, 2002. We are currently assessing the impact of adopting SFAS No. 142 to determine the effect, if any, it may have on the consolidated results of operations and financial position as amortization of goodwill will cease for our fiscal year beginning January 1, 2002 and periodic impairment losses may be recognized. The cumulative impact of adopting SFAS No. 142 will be reported as a change in accounting principle in our fiscal 2002 consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards for derivative instruments, including instruments embedded in other contracts. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured based on their fair values. SFAS becomes effective for our fiscal year ended December 31, 2001. We adopted SFAS No. 133 on January 1, 2001. Since we do not utilize these instruments or participate in these activities, SFAS No. 133 had no impact on our consolidated financial statements for the nine months ended September 30, 2001.

In the fourth quarter of fiscal 2000, we adopted Staff Accounting Bulleting (“SAB”) No. 101, “Revenue Recognition”, which establishes guidelines for revenue recognition and enhances revenue recognition disclosure requirements. Pursuant to this guideline, up-front fees associated with certain product implementations are now being recognized over the term of the underlying agreement, rather than upon the completion of product implementation. The cumulative impact of adopting SAB No. 101 was recorded as of January 1, 2000 and is reported as a cumulative effect of change in accounting principle for the nine months ended September 30, 2000.

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

Disposition of DPSC Assets

On February 2, 2001, we sold to InterCept certain of the regulatory reporting assets acquired from DPSC in 1999 and InterCept assumed certain of the related operating liabilities, for total consideration of approximately $16.5 million, including liabilities assumed of approximately $2.4 million. We received cash proceeds of approximately $14.1 million.

In connection with the sale of these assets, we recorded a non-cash loss of approximately $5.7 million. This non-cash loss is included in the net loss on sales of assets in our Consolidated Statement of Operations.

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

In connection with the sale of these assets, we recorded a gain of approximately $1.2 million. This gain is included in the net loss on sales of assets in our Consolidated Statement of Operations.

Pro Forma Results of Operations

The following summary presents unaudited pro forma results of operations assuming that each of the acquisitions of the Acquired Operations as discussed in Note 1, and the dispositions of DPSC and of certain bill payment assets occurred on January 1, 2000. These pro forma results do not necessarily reflect the results which would have actually been achieved had these acquisitions and dispositions occurred as of this date.

	For the Nine Months Ended

	September 30, 2000	September 30, 2001

Total revenue	$20,264,368	$19,591,280

Net loss attributable to common shareholders	(53,146,466)	(47,007,352)

Basic and diluted loss per share	$(19.80)	$(14.03)

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

During the first quarter of fiscal 2001, we finalized and announced restructuring plans to reduce expenses through the consolidation of our Internet and bill payment operations. This restructuring has resulted in the closure of our offices in Alabama, Kentucky, Texas and Tennessee, as well as the downsizing of offices in Connecticut. Total staff reductions will be approximately 165 employees. Consequently, a restructuring charge of approximately $1,860,000 was recorded for the quarter ended March 31, 2001 in accordance with EITF 94-3. This amount was comprised of approximately $740,000 in severance and payroll-related items and approximately $1,120,000 in lease and other contract termination costs.

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

During the second quarter of fiscal 2001, we incurred additional costs related to the termination of certain employees who were not notified of their termination during the first quarter. These costs for severance and payroll related items totaled approximately $150,000. This was offset by the reversal of certain lease termination costs totaling approximately $475,000 resulting from our ability to terminate certain long-term lease obligations under more favorable terms than originally anticipated.

In connection with this restructuring at September 30, 2001, we had expended approximately $3.2 million consisting of approximately $2.7 million in severance and payroll related costs and approximately $540,000 in contract and lease termination costs. During the nine months ended September 30, 2001, we had terminated approximately 135 employees of an anticipated 165 to be terminated as the result of the restructuring plan. At September 30, 2001, we had approximately $350,000 in restructuring costs remaining as a liability, consisting of approximately $240,000 in future severance benefits and other payroll-related costs and $110,000 in additional contract and lease termination costs.

4. PREFERRED STOCK

In December 1999, we issued 500,000 shares of Series A 8% Convertible Preferred Stock, no par value, for $13.00 per share. The Series A Preferred Stock was convertible at the option of the shareholder, in whole or in part, into 51,384 split-adjusted shares of common stock. In addition, if the average closing price of our common stock had equaled or exceeded a split-adjusted price of $208.00 per share for any four-week period, we would have been permitted to redeem all of the Series A Preferred Stock for cash or 51,384 split-adjusted shares of common stock. If we had elected to redeem the Series A Preferred Stock for cash, the holder had the option to receive payment in common stock. Series A Preferred Stock dividends were cumulative and were payable when declared by the Board of Directors, at the rate of $1.04 per share. We accrued $24,200 in dividends on the shares of Series A Preferred Stock for the period from December 15, 1999 to December 31, 1999. During 2000, we paid $24,200 in accrued dividends.

In September 2000, we exchanged all 500,000 shares of Series A 8% Convertible Preferred Stock for 500,000 shares of Series B 8% Convertible Preferred Stock, no par value. The rights, preferences and limitations of the Series B Preferred Stock are substantially identical to those of the Series A Preferred Stock, except that upon conversion of the Series B Preferred Stock or upon the liquidation of Netzee, a holder of the Series B Preferred Stock is entitled to receive all accrued but unpaid dividends thereupon.

As of June 15, 2002, the shares of Series B Preferred Stock will be subject to the right of the holder thereof to require us to repurchase all of such shares at a price of $13.00 per share, plus all accrued and unpaid dividends thereupon. As of September 30, 2001, we have accrued $910,000 in dividends on the shares of Series B Preferred Stock.

5. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, “Earnings per Share,” using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Potentially dilutive options to purchase 319,609 shares of common stock with a weighted average exercise price of $53.04 per share and 458,749 shares of common stock with a weighted average exercise price of $65.28 per share were outstanding at September 30, 2001 and September 30, 2000, respectively, and have been excluded from the presentation of diluted net loss per share as they are antidilutive. Additionally, approximately 51,384 shares of common stock issuable upon conversion of the preferred stock for the periods ended September 30, 2000 and September 30, 2001, as well as 102,343 and 39,267 shares of common stock issuable upon the achievement of certain performance targets associated with the DVI and Card Plus acquisitions outstanding at September 30, 2000 and September 30, 2001, respectively, have been excluded from the presentation of diluted net loss per share as they are antidilutive. All share and per share figures have been restated to reflect our one-for-eight reverse stock split effected on May 16, 2001.

6. RELATED-PARTY BORROWINGS

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

On May 8, 2001, we sold certain assets related to a portion of our bill payment operations formerly located in Elizabethtown, Kentucky to iPay, a related party, and iPay assumed certain of the related operating liabilities. Net proceeds from the sale were approximately $1.3 million in cash and the majority of these proceeds were used to pay down our joint credit facility. As a result of this sale, Harland’s portion of the joint credit facility was permanently reduced by $225,000. The total credit facility is now $19,775,000 and amounts borrowed thereunder are funded approximately 76% by InterCept and approximately 24% by Harland. As of September 30, 2001, the outstanding balance on the line of credit was approximately $13.1 million and we were in compliance with the covenants of the credit facility.

7. LONG-LIVED ASSET IMPAIRMENT

In accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets,” we perform an impairment test with regards to a long-lived asset when a “triggering event” occurs which may indicate that the carrying value of the asset is unrealizable. Our policy for the completion of such analysis is to compare the undiscounted cash flows expected to be generated from the long-lived asset over its useful life to the carrying value of the asset. SFAS No. 121 also requires that when a group of assets being tested for impairment was acquired as part of a business combination using the purchase method of accounting, any cost in excess of net assets acquired that arose as part of the transaction must be included as part of the asset group. During the third quarter of 2001, management determined that a triggering event had occurred with respect to certain intangible assets upon the decision to dispose of certain assets and/or terminate certain operations related primarily to assets acquired from DVI in 2000. The estimated future cash flows expected to be generated by these acquired assets was determined to be less than the carrying amount, and allocated cost was determined to be in excess of net assets acquired. Therefore, these acquired assets were determined to be impaired in accordance with SFAS No. 121. Consequently, the original cost bases of these assets were reduced to reflect the potential expected future cash flows related to these assets at the date of the analysis, which resulted in a $12.1 million asset impairment loss.

8. SUBSEQUENT EVENTS

Restructuring costs

Subsequent to September 30, 2001, we have continued our efforts to reduce costs and concentrate on our core operations. As a result, we have eliminated approximately 10 percent of our current workforce. As part of the restructuring plan, we expect to record a charge to earnings in the fourth quarter of 2001. The charge relates primarily to further work force reductions. We expect to finalize these plans by December 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of Netzee and its management with respect to, among other things: (1) whether we can successfully combine the operations we have acquired, and operations we may acquire, to create or continue improvements in our financial condition; (2) our ability to implement our restructuring and cost savings plans; (3) trends affecting our operations, financial condition and business; (4) our growth and operating strategies; (5) our ability to achieve our sales, income, cash flow and cost-saving objectives; (6) the continued and future acceptance of and demand for our products and services by our customers; and (7) our ability to remain in compliance with all the terms, conditions and covenants under our credit facility. The words “may,” “will,” “anticipate,” “believe,” “intend,” “plan,” “allow,” “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to the integration of acquired assets and businesses; the assets and businesses we have sold or may plan to sell; our ability to achieve, manage or maintain positive cash flow or growth, and execute our business strategy, including our restructuring and cost savings plans; our ability to develop, test and implement enhanced and new products and services; our ability to sell our products and services to financial institution customers and their customers; our ability to respond to competition; the volatility associated with Internet-related companies; our ability to obtain adequate funding and various other factors discussed in detail in the section entitled “Factors that May Affect Our Future Results of Operations or Financial Condition” in our Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001, and in our subsequent quarterly and current reports that we have filed with the SEC. We are not obligated to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

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

We charge fees for our in-house Internet banking product under either a perpetual license agreement which includes an up-front software fee, implementation fees and recurring monthly fees based on the number of active users and user generated transactions, or under a three to five-year subscription that includes annual subscription and maintenance fees. Revenues from the software and implementation component of those types of arrangements are recognized in accordance with Statement of Position No. 97-2 “Software Revenue Recognition.” Recurring fees represent post-contract customer support and are recognized over the period in which the support services are provided.

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

We use EBITDA as a metric to measure our on-going operating performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Even though we use EBITDA to measure our on-going operating performance, it is not an accepted measure of profitability under generally accepted accounting principles.

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

We also use cash loss as a metric to measure our on-going operating performance. Cash loss is defined as net loss attributable to common shareholders, excluding the effects of amortization of intangible assets, amortization of stock-based compensation, net loss on sales of assets and long-lived asset impairment charges. Even though we use cash loss to measure our on-going operating performance, it is not an accepted measure of profitability under generally accepted accounting principles.

We have incurred operating loss carry-forwards through September 30, 2001. Due to the uncertainty of the realizability of the net operating losses, we have not reflected an income tax benefit in our statements of operations, and we have recorded a valuation for the full amount of our net operating loss carry-forwards.

Although we have experienced significant growth in customers and revenues, we have incurred substantial operating losses and negative cash flows from operations. We incurred net losses of approximately $22.1 and $17.8 million for the three months ended September 30, 2001 and September 30, 2000 respectively, and approximately $52.4 and $52.0 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Depreciation, amortization, amortization of stock-based compensation, net loss on sales of assets, and long-lived asset impairment charges accounted for approximately 98% and 82% of the net loss attributable to common shareholders for the three months ended September 30, 2001 and September 30, 2000, respectively, and approximately 88% and 81% for the nine months ended September 30, 2001 and September 30, 2000, respectively.

We incurred cash losses, excluding restructuring costs, of approximately $1.1 million and $3.7 million for the three months ended September 30, 2001 and September 30, 2000, respectively, and approximately $7.9 and $11.0 million for the nine months ended September 30, 2001 and September 30, 2000 respectively. Including restructuring costs, we incurred cash losses of approximately $1.1 million and $3.7 million for the three months ended September 30, 2001 and September 30, 2000, respectively, and approximately $6.3 and $11.0 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.

Results of Operations

The following tables set forth the results of our operations for the three months and the nine months ended September 30, 2000 and 2001, selected cash flow information for the nine months ended September 30, 2000 and 2001, and selected balance sheet information as of December 31, 2000 and September 30, 2001. These operating results are not necessarily indicative of our future results.

Results of operations:

	Three Months Ended September 30,

	2000		% of Revenues	2001		% of Revenues

	(Unaudited)			(Unaudited)
Revenues	$5,235,129	(A)	100%	$6,236,087		100%

Cost of service, license, hardware, implementation, and maintenance	2,595,082		50%	3,314,774		53%

GROSS PROFIT	2,640,047	(A)	50%	2,921,313		47%

Operating expenses:

Selling and marketing	2,332,973		45%	772,393		12%

General and administrative, excluding amortization of stock-based compensation and restructuring costs	3,046,508		58%	2,354,084		38%

EBITDA	(2,739,434)		-53%	(205,164)		-3%

Other cash expenses:

Depreciation	522,273		10%	524,827		8%

Preferred stock dividends	130,000		2%	130,000		2%

Interest expense, net	282,197		5%	218,088		3%

Other cash expenses	934,470		17%	872,915		13%

CASH LOSS (B)	(3,673,904	)(A)	-70%	(1,078,079)		-16%

Amortization	13,409,193			8,600,423

Stock-based compensation	763,269			299,667

Loss on sale of assets	—			8,987

Long-lived asset impairment charges	—			12,142,146

Other net expenses	14,172,462			21,051,223

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(17,846,366	)(A)		$(22,129,302)

Weighted average basic shares outstanding (C)	2,741,771			3,354,680

EBITDA per share ( C )	$(1.00)			$(0.06)

Cash loss per share (B)(C)	$(1.34)			$(0.32)

Net loss per share (C)	$(6.51)			$(6.60)

Net loss excluding loss on sale of assets and long-lived asset impairment charges	$(17,846,366	)(A)		$(9,978,169	)(D)

Net loss per share excluding loss on sale of assets and long-lived asset impairment charges (C)	$(6.51)			$(2.97	)(D)

	Nine Months Ended September 30,

	2000		% of Revenues	2001		% of Revenues

	(Unaudited)			(Unaudited)
Revenues	$12,353,294	(A)	100%	$20,054,093		100%

Cost of service, license, hardware, implementation, and maintenance	6,307,590		51%	11,445,978		57%

GROSS PROFIT	6,045,704	(A)	49%	8,608,115		43%

Operating expenses:

Selling and marketing	7,348,383		59%	3,142,097		16%

General and administrative, excluding amortization of stock-based compensation and restructuring costs	7,470,585		60%	9,191,449		46%

Restructuring costs	—		0%	1,535,193		8%

EBITDA	(8,773,264)		-70%	(5,260,624)		-27%

Other cash expenses:

Depreciation	1,211,829		10%	1,504,518		8%

Preferred stock dividends	390,000		3%	390,000		2%

Interest expense, net	579,037		5%	697,655		3%

Other cash expenses	2,180,866		18%	2,592,173		13%

CASH LOSS (B)	(10,954,130	)(A)	-88%	(7,852,797)		-40%

Amortization	38,306,585			26,853,284

Stock-based compensation	2,345,591			1,027,854

Loss on sale of assets, net	—			4,557,737

Long-lived asset impairment charges	—			12,142,146

Other net expenses	40,652,176			44,581,021

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(51,606,306	)(A)		$(52,433,818)

Weighted average basic shares outstanding (C)	2,684,419			3,351,242

EBITDA per share (C)	$(3.27)			$(1.57)

Cash loss per share (B)(C)	$(4.08)			$(2.34)

Net loss per share before cumulative effect of change in accounting principle (C)	$(19.22)			$(15.65)

EBITDA excluding restructuring costs (B)	$(8,773,264)			$(3,725,431	)(E)

EBITDA per share excluding restructuring costs (C)	$(3.27)			$(1.11	)(E)

Cash loss excluding restructuring costs (B)	$(10,954,130	)(A)		$(6,317,604	)(E)

Cash loss per share excluding restructuring costs (B)(C)	$(4.08)			$(1.89	)(E)

Net loss excluding restructuring costs, loss on sale of assets, long-lived asset impairment charges and before cumulative effect of change in accounting principle	$(51,606,306	)(A)		$(34,198,742	)(F)

Net loss per share excluding restructuring costs, loss on sale of assets, long-lived asset impairment charges and before cumulative effect of change in accounting principle	$(19.22)			$(10.20	)(F)

Note A — The quarter and nine months ended September 30, 2000 has been restated to reflect our adoption of SAB No. 101 during the fourth quarter of 2000.

Note B — Cash loss is defined as net loss attributable to common shareholders excluding amortization of intangible assets, amortization of stock-based compensation, loss on the sale of assets and long-lived asset impairment and is not an accepted measure of profitability under Generally Accepted Accounting Principles.

Note C — Prior periods have been restated to reflect our 1 for 8 reverse stock split in May 2001.

Note D — Excludes $8,987 in losses on sales of assets and $12,142,146 in long-lived asset impairment charges.

Note E — Excludes $1,535,193 in restructuring costs associated with our office consolidation and reorganization.

Note F — Excludes $1,535,193 in restructuring costs associated with our office consolidation and reorganization, $4,557,737 in net loss on the sale of assets, and $12,142,146 in asset impairment charges.

SELECTED CASH FLOW INFORMATION:
	Nine Months Ended

	September 30, 2000	September 30, 2001

	(Unaudited)	(Unaudited)
Cash used in operating activities:	$(10,485,630)	$(8,151,652)

Cash (used in) provided by investing activities:	(3,613,447)	13,358,817

Cash provided by (used in) financing activities:	8,098,903	(5,798,493)

Net decrease in cash and cash equivalents	$(6,000,174)	$(591,328)

SELECTED BALANCE SHEET INFORMATION:

	December 31, 2000	September 30, 2001

		(Unaudited)
Cash and cash equivalents	$960,231	$368,903

Accounts receivable, net	5,836,904	4,255,828

Leases receivable	1,874,186	1,429,704

Deferred revenue	8,699,675	4,282,495

Related party borrowings	20,000,000	13,117,685

Cash resources:

Cash and cash equivalents	$960,231	$368,903

Available borrowings from related parties	—	6,657,315

Total cash resources	$960,231	$7,026,218

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues

Total revenues increased by approximately $1.0 million or 19%, from approximately $5.2 million for the three months ended September 30, 2000 to approximately $6.2 million for the three months ended September 30, 2001. This increase consisted primarily of an increase in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers, and an increase in the number of end users of our financial institution customers utilizing our products. This increased customer base is a result of new customer implementations, additional product sales to existing customers, and customers obtained during the fourth quarter of 2000 from certain of the Acquired Operations, and is partially offset by decreases resulting from the sale of our regulatory reporting and certain bill payment assets.

Cost of services, license, hardware, implementation and maintenance

Cost of services, license, hardware, implementation and maintenance increased by approximately $720,000, or 28%, from approximately $2.6 million for the three months ended September 30, 2000 to approximately $3.3 million for the three months ended September 30, 2001. The increase in the cost of services, license, hardware, implementation and maintenance was due primarily to an increase in the total number of institutional customers for which we have implemented our products and costs associated with certain of the Acquired Operations during the fourth quarter of 2000.

As a percentage of revenue, cost of services, license, hardware, implementation and maintenance increased to 53% from 50% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Correspondingly, our gross margin decreased from 50% to 47% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. These changes were due primarily to the sale of our regulatory reporting business in February 2001, which generated higher margins relative to our remaining non-core businesses, partially offset by cost reductions from the consolidation of our data center operations.

Selling and marketing expenses

Selling and marketing expenses decreased by approximately $1.6 million, or 67%, from approximately $2.3 million for the three months ended September 30, 2000 to approximately $772,000 for the three months ended September 30, 2001. The decrease in selling and marketing expenses was primarily due to a decrease in sales personnel, lower new sales volume and sales commissions on new sales in 2001 as compared to 2000 and a decrease in our external advertising expenditures. As a percentage of revenue, selling and marketing expenses decreased to 12% from 45% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

General and administrative expenses

General and administrative expenses decreased by approximately $600,000, or 23%, from approximately $3.0 million for the three months ended September 30, 2000 to approximately $2.4 million for the three months ended September 30, 2001. The decrease in general and administrative expenses was primarily due to a reduction in general operating expenses resulting from our restructuring efforts. As a percentage of revenue, general and administrative expenses decreased to 38% from 58% for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000.

EBITDA loss

EBITDA loss for the three months ended September 30, 2001, was approximately $205,000, or $0.06 per share on 3.4 million weighted average shares outstanding compared to $2.7 million, or $1.00 per share on 2.7 million weighted average shares outstanding for the same period last year. The improvement is primarily due to increases in revenue as well as cost reductions resulting from our restructuring efforts. As a percentage of revenue, EBITDA loss decreased to 3% from 52% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Depreciation

Depreciation for the three months ended September 30, 2001 was approximately $525,000 compared to approximately $522,000 for the three months ended September 30, 2000. Depreciation expense increased due to the depreciation of acquired assets and from depreciation associated with capital acquisitions used to support our growth during the prior year. This was offset by the elimination of depreciation costs associated with assets that were sold during the first half of 2001. As a percentage of revenue, depreciation expenses decreased to 8% from 10% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Interest expense, net

Net interest expense decreased by approximately $64,000, or 23%, from approximately $282,000 for the three months ended September 30, 2000 to approximately $218,000 for the three months ended September 30, 2001. This decrease was due primarily to a lower effective interest rate on average debt balances for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. As a percentage of revenue, net interest expense decreased to 3% from 5% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Cash loss

For the three months ended September 30, 2001, cash loss decreased to $1.1 million, or $0.32 per share, on 3.4 million weighted average shares outstanding, compared with $3.7 million, or $1.34 per share on 2.7 million weighted average shares outstanding reported for the same period a year ago. This decrease was due primarily to increases in revenues as well as decreases in other operating expenses resulting from our restructuring efforts. As a percentage of revenue, cash loss decreased to 16% from 70% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Amortization expense

Amortization expense decreased by approximately $4.8 million, or 36%, from approximately $13.4 million for the three months ended September 30, 2000 to approximately $8.6 million for the three months ended September 30, 2001. Amortization expense decreased primarily due to the write-down of certain intangible assets during the fourth quarter of 2000, combined with the elimination of the amortization related to the regulatory reporting assets that were sold in February 2001. These were partially offset by the additional amortization expense resulting from certain of the Acquired Operations purchased during the fourth quarter of 2000.

Stock-based compensation

Stock-based compensation decreased by approximately $463,000, or 61%, from approximately $763,000 for the three months ended September 30, 2000 to approximately $300,000 for the three months ended September 30, 2001. Stock-based compensation expense declined due to the forfeiture of certain stock options by terminated employees and the accelerated vesting of a restricted stock award during the fourth quarter of 2000, each associated with our restructuring efforts.

Long-lived asset impairment

Long-lived asset impairment was approximately $12.1 million for the three months ended September 30, 2001. Long-lived asset impairment charges resulted primarily from the write down of certain intangible assets related to certain acquisitions in 2000, and the closure of certain operations.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenues

Total revenues increased approximately $7.7 million, or 62%, from approximately $12.4 million for the nine months ended September 30, 2000 to approximately $20.1 million for the nine months ended September 30, 2001. This increase consisted primarily of an increase in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers, and an increase in the number of financial institution customers utilizing our products. This increased customer base is a result of new customer implementations, additional product sales to existing customers, and customers obtained during the fourth quarter of 2000 from certain of the Acquired Operations, and is partially offset by decreases resulting from the sale of our regulatory reporting and certain bill payment assets.

Cost of services, license, hardware, implementation and maintenance

Cost of services, license, hardware, implementation and maintenance increased by approximately $5.1 million, or 81%, from approximately $6.3 million for the nine months ended September 30, 2000 to approximately $11.4 million for the nine months ended September 30, 2001. The increase in the cost of services, license, hardware, implementation and maintenance was due primarily to an increase in the total number of institutional customers for which we have implemented our products and costs associated with certain of the Acquired Operations during the fourth quarter of 2000.

As a percentage of revenue, cost of services, license, hardware, implementation and maintenance increased to 57% from 51% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Correspondingly, our gross margin decreased to 43% from 49% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. These changes were due primarily to the sale of our regulatory reporting business in February 2001, which generated higher margins relative to our remaining non-core businesses, partially offset by cost reductions from the consolidation of our data center operations.

Selling and marketing expenses

Selling and marketing expenses decreased by approximately $4.2 million, or 57%, from approximately $7.3 million for the nine months ended September 30, 2000 to approximately $3.1 million for the nine months ended September 30, 2001. The decrease in selling and marketing expenses was primarily due to a decrease in sales personnel, lower new sales volume and sales commissions paid on new sales in 2001 as compared to 2000 and a decrease in our external advertising expenditures compared to levels in the prior year. As a percentage of revenue, selling and marketing expenses decreased to 16% from 59% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

General and administrative expenses

General and administrative expenses increased by approximately $1.7 million, or 23%, from approximately $7.5 million for the nine months ended September 30, 2000 to approximately $9.2 million for the nine months ended September 30, 2001. The increase in general and administrative expenses was primarily due to increases in overall business and operating activities, an increase in the number of employees and facilities obtained during 2000 from certain of the Acquired Operations and an increase in management, support staff, and general operating expenses resulting from our growth over the prior year. Additionally, due to our growth over the prior year, we experienced increased product development costs and higher insurance costs as compared to the prior year. These increases were partially offset by reductions in personnel and facility costs resulting from our restructuring and office consolidation efforts. As a percentage of revenue, general and administrative expenses decreased to 46% from 60% for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000.

EBITDA loss

EBITDA loss for the nine months ended September 30, 2001, was approximately $5.3 million, or $1.57 per share on 3.4 million weighted average shares outstanding compared to $8.8 million, or $3.27 per share on 2.7 million weighted average shares outstanding for the same period last year. As a percentage of revenue, EBITDA loss decreased to 27% from 71% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

EBITDA loss, excluding restructuring costs for the nine months ended September 30, 2001 was approximately $3.7 million, or $1.11 per share, compared with $8.8 million, or $3.27 per share in the same period last year. The improvement is primarily due to increased revenues as well as cost reductions resulting from our restructuring efforts.

Restructuring costs

Restructuring costs for the nine months ended September 30, 2001 consisted of severance and payroll related items, as well as certain office lease and contract termination costs. During the first quarter of 2001, we finalized and announced a plan to reduce our operating expenses through the consolidation of our Internet banking and bill payment operations. This plan has resulted in the closure of our offices in Alabama, Kentucky, Tennessee, and Texas, as well as a reduction in our operations in Connecticut.

Depreciation

Depreciation increased by approximately $300,000, or 24%, from approximately $1.2 million for the nine months ended September 30, 2000 to approximately $1.5 million for the nine months ended September 30, 2001. This increase was primarily due to the depreciation of acquired assets and from depreciation associated with capital acquisitions used to support our growth during the prior year. This was partially offset by the elimination of depreciation costs associated with assets that were sold during the first half of 2001. As a percentage of revenue, depreciation expenses decreased to 8% from 10% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Interest expense, net

Net interest expense increased by approximately $119,000, or 20%, from approximately $579,000 for the nine months ended September 30, 2000 to approximately $698,000 for the nine months ended September 30, 2001. This increase was due primarily to a higher average debt balance during the first part of 2001 as compared to the same period in 2000, partially offset by a lower effective interest rate on average debt balances for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. As a percentage of revenue, net interest expense decreased to 3% from 5% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Cash loss

For the nine months ended September 30, 2001, cash loss decreased to $7.9 million, or $2.34 per share, on 3.4 million weighted average shares outstanding, compared with $11.0 million, or $4.08 per share on 2.7 million weighted average shares outstanding reported for the same period a year ago. As a percentage of revenue, cash loss decreased to 40% from 88% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Excluding restructuring costs, cash loss decreased to $6.3 million, or $1.89 per share for the nine months ended September 30, 2001 compared to approximately $11.0 million, or $4.08 per share for the comparable period in 2000. This decrease was due primarily to increases in revenues as well as decreases in other operating expenses resulting from our restructuring efforts.

Amortization expense

Amortization expense decreased by approximately $11.4 million, or 30%, from approximately $38.3 million for the nine months ended September 30, 2000 to approximately $26.9 million for the nine months ended September 30, 2001. Amortization expense decreased primarily due to the write-down of certain intangible assets during the fourth quarter of 2000, combined with the elimination of the amortization related to the regulatory reporting assets that was sold in February 2001. These were partially offset by the additional amortization expense resulting from certain of the Acquired Operations purchased during 2000.

Stock-based compensation

Stock-based compensation decreased by approximately $1.3 million, or 56%, from approximately $2.3 million for the nine months ended September 30, 2000 to approximately $1.0 million for the nine months ended September 30, 2001. Stock-based compensation expense declined due to the forfeiture of certain unvested stock options by terminated employees and the accelerated vesting of a restricted stock award during the fourth quarter of 2000. Each of these items related to our restructuring efforts.

Net loss on sale of assets

Net loss on sale of assets was approximately $4.6 million for the nine months ended September 30, 2001 and resulted primarily from the sale of our regulatory reporting assets in February 2001, partially offset by the gain on certain bill payment assets sold in May 2001.

Long-lived asset impairment

Long-lived asset impairment was approximately $12.1 million for the nine months ended September 30, 2001. Long-lived asset impairment charges resulted primarily from the write down of certain intangible assets related to certain acquisitions in 2000, and the closure of certain operations.

Liquidity and Capital Resources

Our operating activities used cash of approximately $8.2 million and $10.5 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Cash used in operating activities for the nine months ended September 30, 2001 resulted primarily from our net operating losses, the payment of restructuring related costs and the recognition of previously collected deferred revenue. This was partially offset by the collection of receivables during the nine months ended September 30, 2001. Cash used in operating activities for the nine months ended September 30, 2000 resulted primarily from our operating losses and the payment of accounts payable and accrued liabilities. This was partially offset by the advance collection of deferred revenue.

Our investing activities provided cash of approximately $13.4 million and used cash of approximately $3.6 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Cash provided by investing activities for the nine months ended September 30, 2001 resulted primarily from the disposition of our regulatory reporting assets and certain bill payment assets in February 2001 and May 2001, respectively. This was partially offset by the purchase of property, equipment and costs associated with capitalized software development as well as our acquisition of assets from HomeCom in March 2001. Cash used in investing activities for the nine months ended September 30, 2000 resulted from our investment in property, equipment and capitalized software for our data centers.

Our financing activities used cash of approximately $5.8 million and provided cash of approximately $8.1 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Cash used in financing activities for the nine months ended September 30, 2001 resulted primarily from repayments on our credit facility with proceeds from the sale of our regulatory reporting and certain bill payment assets offset by additional borrowings from our credit facility and the repayment of shareholder notes. Cash provided by financing activities for the nine months ending September 30, 2000 resulted from additional borrowings from our credit facility, borrowings from a note payable, the repayment of shareholder notes, and proceeds from the exercise of warrants. This was partially offset by the payments of notes payable assumed in the acquisition of DVI and repayments on our credit facility.

Our working capital deficit as of September 30, 2001 was approximately $1.0 million compared to a working capital deficit of $5.5 million at December 31, 2000. This increase in working capital is primarily due to proceeds from the sale of our regulatory reporting assets and certain bill payment assets, offset by our operating and capital requirements as well as the classification of our redeemable preferred stock as a current liability. We calculate our working capital balances by taking our current assets net of current liabilities plus borrowings available on our credit facility.

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

In May 2001, we sold certain bill payment assets related to our Kentucky office. We received cash proceeds of $1,275,000, which were primarily used to pay down our credit facility. In connection with this sale, Harland’s portion of the joint credit facility was permanently reduced to $4,775,000, reducing the total credit facility to $19,775,000. InterCept’s portion of the credit facility remained at $15 million. The facility will now be funded approximately 76% by InterCept and 24% by Harland. As of September 30, 2001, we had an outstanding balance under this credit facility, including accrued interest, of approximately $13.1 million, with approximately $6.7 million available under the line and we were in compliance with the covenants of the credit facility.

In December 1999, we issued 500,000 shares of preferred stock in connection with our acquisition of DPSC. These shares of preferred stock permit us to repurchase all such shares at a price of $13.00 per share, plus accrued but unpaid dividends thereon, subject to certain conditions, none of which have currently been met. In addition, the holder of the preferred stock has the right, beginning on June 15, 2002, to require us to repurchase such stock at $13.00 per share, plus accrued but unpaid dividends thereon. As a result, we have classified our redeemable preferred stock as a current obligation on our balance sheet at September 30, 2001. Any repurchase of preferred shares will require the approval of our creditors pursuant to the terms of our credit facility. We believe that it is unlikely that this option will be exercised as such exercise would place us in default with the restrictive covenants included in our credit facility. The preferred stock obligation is subordinate to our obligations to our creditors under the credit facility.

On March 2, 2000 warrants to purchase 57,735 shares of common stock were exercised. Proceeds from the exercise of the warrants totaled approximately $1.5 million.

We believe that our existing capital resources, together with cash provided by our operations and borrowings under our credit facility, will be sufficient to fund our operating capital requirements for the next 12 months, assuming that we are not required to repurchase our preferred stock. If we are unable to achieve our cost savings goals, if our working capital requirements exceed our current expectations, if cash provided by our operations is less than anticipated, if we are required to repurchase our preferred stock, or if we make additional acquisitions, we may need to raise additional capital either through debt or equity sources before that time. We cannot be sure that we will be able to obtain the additional financing necessary to satisfy these additional capital requirements or to implement our growth strategy on acceptable terms or at all. If we cannot obtain this financing on terms acceptable to us, we may be forced to curtail some planned business expansion, we may be unable to fund our ongoing operations, or we may have to cease operations altogether. Alternatively, we may be required to reduce the level of spending on capital and operating expenses in order to utilize our existing financing and sources of liquidity to operate the business on a reduced scale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our operations and do not have operations subject to fluctuations in foreign currency exchange rates. We have a joint line of credit with InterCept and Harland that has an interest rate that fluctuates based on the prime rate as published in the Wall Street Journal, plus 2%. As of September 30, 2001, we had approximately $13.1 million outstanding on this facility which exposed us to interest rate risk. Interest rate risk reflects the fact that increases in interest rates, which may increase the interest rate on our borrowings, would make it more costly to borrow funds thereunder and may impede our acquisition and growth strategies if we determine the costs associated with borrowing funds are too high to implement these strategies. These increased costs may also hinder our ability to fund our working capital requirements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in our Form 10-Q for the quarter ended June 30, 2001, on November 1, 1999, Independent Banker's Bank of Florida ("IBBF") filed a lawsuit against Netzee that is currently pending in the U.S. District Court for the Middle District of Florida. In this lawsuit, IBBF claims that we violated the terms of a marketing agreement between IBBF and SBS, a company acquired by our predecessor. We terminated this marketing agreement after the acquisition of SBS in August 1999. In the lawsuit, IBBF claims that the marketing agreement did not permit Netzee to terminate the agreement and that Netzee has breached certain exclusivity provisions of the agreement. IBBF is now seeking between approximately $500,000 and $1 million in damages and attorney's fees, as well as an injunction prohibiting Netzee from marketing certain of its products to IBBF's respondent banks in Florida. We believe that under the terms of the marketing agreement we were allowed to terminate this agreement and thus our conduct following the termination was not in violation of the agreement. We therefore are vigorously defending all of the claims made by IBBF against us. Cross-motions for summary judgment were filed in September 2001 and are presently pending before the court.

Item 1. Changes in Securities and Use of Proceeds

On August 1, 2001, we issued a total of 28,572 additional shares of our common stock to the former shareholders of Card Plus in accordance with the earn-out provisions of the July 2000 asset purchase agreement. All of these shares were placed in escrow for indemnification and other purposes. The shares of common stock issued in this transaction were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. We affixed appropriate legends to share certificates, and we did not engage in any general solicitation or advertising in connection with offers or sales of these securities.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On May 25, 2001, the Securities and Exchange Commission declared effective a registration statement covering 40,000 shares of common stock to be sold on behalf of the former shareholders of Card Plus. This registration statement was prepared and filed pursuant to the exercise of registration rights that we granted to such former shareholders. On October 18, 2001, the Securities and Exchange Commission declared effective an amendment to this registration statement de-registering all shares that remained unsold as of such date.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
No.	Description of Exhibits

2.1*	Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.(1)

2.2*	Agreement and Plan of Merger, dated September 3, 1999, by and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.(1)

2.3*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank.(1)

2.4*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent BankersBank.(1)

2.5*	Acquisition Agreement, dated September 3, 1999, by and among Netzee, Inc., Call Me Bill, LLC and each of the members of Call Me Bill, LLC.(1)

2.6*	Asset Transfer Agreement, dated August 6, 1999, by and between The InterCept Group, Inc. and Direct Access Interactive, Inc.(1)

2.7*	Agreement and Plan of Merger, dated September 3, 1999, by and between Netzee, Inc. and Direct Access Interactive, Inc.(1)

2.8*	Asset Purchase Agreement, dated December 15, 1999, by and among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.(2)

2.9*	Asset Purchase Agreement, dated February 28, 2000, by and among Netzee, Inc., Digital Visions, Inc. and certain shareholders of Digital Visions, Inc.(3)

2.10*	Asset Purchase Agreement, dated September 29, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(11)

2.10.1*	Amendment No. 1 to the Asset Purchase Agreement, dated November 10, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(11)

2.11*	Asset Purchase Agreement, dated February 2, 2001, by and among Netzee, Inc., Netcal, Inc. and The InterCept Group, Inc.(12)

2.12*	Asset Purchase Agreement, dated March 15, 2001, by and among Netzee, Inc., and HomeCom Communications, Inc.(14)

2.13*	Asset Purchase Agreement, dated May 8, 2001, by and among Netzee, Inc., Call Me Bill, LLC, and iPay, LLC.(14)

3.1	Amended Articles of Incorporation of Netzee, Inc., as amended to date.(14)

3.2	Amended and Restated Bylaws of Netzee, Inc., as amended.(4)

4.1	Form of Netzee, Inc. common stock certificate.(14)

Exhibit
No.	Description of Exhibits

4.2.1	Form of Netzee, Inc. Series A 8% Convertible Preferred Stock certificate.(2)

4.2.2	Form of Netzee, Inc. Series B 8% Convertible Preferred Stock certificate.(10)

4.3	Registration Rights Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)

4.4	Warrant, dated October 18, 1999, issued to Kellett Partners, L.P.(1)

4.5	Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(2)

4.5.1	First Amendment to Registration Rights Agreement, dated September 29, 2000, by and between Netzee, Inc. and Bruce R. Gall & Associates, Inc., on behalf of each of the former shareholders of DPSC Software, Inc.(10)

4.6	Registration Rights Agreement, dated March 7, 2000, by and between Netzee, Inc. and Digital Visions, Inc.(3)

4.7	Registration Rights Agreement, dated July 28, 2000, by and between Netzee, Inc. and Card Plus, Inc. (10)

4.8	Registration Rights Agreement, dated November 10, 2000, by and between Netzee, Inc. and John H. Harland Company.(11)

10.1	Netzee, Inc. 1999 Stock Option and Incentive Plan.(1)

10.2	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Glenn W. Sturm.(1)

10.3	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and John W. Collins.(1)

10.4	Option Agreement, dated August 5, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Richard S. Eiswirth.(1)

10.5	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and Glenn W. Sturm.(1)

10.6	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and C. Michael Bowers.(1)

10.7	Employment Agreement, dated March 1, 2000, by and between Netzee, Inc. and Richard S. Eiswirth.(4)

10.7.1	Amendment to Employment Agreement, dated May 1, 2001, by and between Netzee, Inc. and Richard S. Eiswirth.(14)

Exhibit
No.	Description of Exhibits

10.8	Form of Indemnification Agreement entered into between Netzee, Inc. and each of its executive officers and directors.(1)

10.9	Promissory Note, dated September 1, 1999, from Richard S. Eiswirth as maker to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)

10.10	Line of Credit Agreement, dated October 18, 1999, by and between Netzee, Inc. and Kellett Partners, L.P.(1)

10.11	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and TIB The Independent Bankers Bank.(1)(5)

10.12	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and The Bankers Bank.(1)(5)

10.13	Commercial Lease, dated January 9, 1998, by and between DMB, LLC and Netzee, Inc. (as successor to Direct Access Interactive, Inc. (as successor to SBS Corporation)).(1)

10.14	Employment Agreement, dated February 28, 2000, by and between Netzee, Inc. and Michael E. Murphy.(4)

10.15	Promissory Note, dated March 24, 2000, from Netzee, Inc. as maker to The InterCept Group, Inc., as payee, in the principal amount of $7,800,000.(4)

10.16	Master Agreement, dated March 1, 2000 by and between Netzee, Inc. and The Bankers Bank.(4)(6)

10.16.1	Amendment to Master Agreement and Schedule, dated June 1, 2000, by and between Netzee, Inc. and The Bankers Bank.(8)(9)

10.17	Maintenance Agreement, dated March 1, 2001, by and between Netzee, Inc. and The Bankers Bank.(4)(6)

10.18	Credit Agreement, dated May 31, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(7)

10.19.1	Amendment No. 1 to Credit Agreement, dated September 29, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(10)

10.19.2	Amended and Restated Credit Agreement, dated February 2, 2001, by and among Netzee, Inc., The InterCept Group, Inc. and John H. Harland Company.(12)

10.19.3	Consent and Release, dated May 1, 2001, by and among Netzee, Inc., Call Me Bill, LLC, The InterCept Group, Inc., and John H. Harland Company.(14)

10.20	Employment Agreement, dated July 26, 2000, by and between Netzee, Inc. and Catherine G. Silver.(10)

Exhibit
No.	Description of Exhibits

10.21	Warranty Bill of Sale, dated March 1, 2001, from Netzee, Inc. in favor of W-II Investments, Inc. (13)

10.22	Assignment and Assumption Agreement (Business Loan Agreement), dated March 1, 2001, by and between Netzee, Inc. and W-II Investments, Inc.(13)

10.23	Assignment and Assumption Agreement (Mortgage, Security Agreement and Assignment), dated March 1, 2001, by and between Netzee, Inc. and W-II Investments, Inc. (13)

10.24	Employment Agreement, dated October 9, 2000, by and between Netzee, Inc. and Dan Anderson. (13)

10.25	Severance Agreement, dated November 1, 2000, by and between Netzee, Inc. and Catherine G. Silver. (13)

10.26	Employment Agreement, dated October 10, 2000, by and between Netzee, Inc. and Donny R. Jackson. (13)

10.27	Severance Agreement, dated May 5, 2001, by and between Netzee, Inc. and Dan Anderson.(14)

10.28	Employment Agreement, dated May 7, 2001, by and between Netzee, Inc. and William Todd Shiver.(14)

*	Certain schedules and exhibits to this exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission. Netzee, Inc. agrees to furnish supplementally a copy of any such omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to Netzee, Inc.’s Registration Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.

(2)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.

(3)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K dated March 7, 2000, as filed with the Securities and Exchange Commission on March 22, 2000, and hereby incorporated by reference herein.

(4)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 2000, and as amended on May 1, 2000, and hereby incorporated by reference herein.

(5)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 8, 1999 and renewed on November 15, 2000.

(6)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on July 18, 2000.

(7)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K dated May 31, 2000, as filed with the Securities and Exchange Commission on June 20, 2000, and hereby incorporated by reference herein.

(8)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 15, 2000, and hereby incorporated by reference herein.

(9)	Portions of this exhibit were omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 15, 2000.

(10)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on November 14, 2000, and hereby incorporated by reference herein.

(11)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated November 10, 2000, as filed with the Securities and Exchange Commission on November 22, 2000, and hereby incorporated by reference herein.

(12)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated February 2, 2001, as filed with the Securities and Exchange Commission on February 16, 2001, and hereby incorporated by reference herein.

(13)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001, and hereby incorporated by reference herein.

(14)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on August 14, 2001, and hereby incorporated by reference herein.

(b)	Reports on Form 8-K.

     During the third quarter of our 2001 fiscal year, we did not file any reports on Form 8-K:

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETZEE, INC.

Date: November 14, 2001	/s/ Richard S. Eiswirth Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

Date: November 14, 2001	/s/ Jarett J. Janik Vice President and Controller (Principal Accounting Officer)