Form 10-K
period 2001-12-31
NETZEE INC
filed 2002-04-01
CIK 1094335

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 25, 2002 is: $919,668

      The number of shares of Netzee, Inc. common stock outstanding as of March 25, 2002 was 3,377,911.

      Documents incorporated by reference: The Registrant hereby incorporates by reference information required by Part III of this Form 10-K from its proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2002.

i

Item 1.     Business

Forward-Looking Statements

      This Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of Netzee, Inc. and our management. The words “may,” “will,” “anticipate,” “believe,” “intend,” “expect,” “estimate,” “plan,” “strategy” and similar expressions are intended to identify forward-looking statements. These statements are based upon a number of assumptions and estimates that are subject to significant uncertainties, many of which are beyond our control. These forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to our brief operating history and our ability to achieve or maintain profitability; our ability to achieve, manage or maintain growth and execute our business strategy successfully; our ability to achieve our cash flow and cost-saving objectives; our dependence on developing, testing, implementing, and our ability to successfully market and sell, enhanced and new products and services; risks associated with possible system failures and rapid changes in technology; risks associated with previous and potential future security breaches; our ability to retain existing customers and execute agreements with new customers; our ability to sell our products and services to financial institution customers and their customers; our ability to respond to competition; the volatility associated with Internet-related companies; our ability to maintain our listing on the Nasdaq National Market; and various other factors discussed in detail in this Form 10-K, including the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Results of Operations and Financial Condition,” and other periodic reports we file under the Exchange Act. We do not undertake any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or future operating results.

General

      We provide Internet-enabled software products to community financial institutions in the United States, generally with assets of less than $10 billion. Our core Internet banking suite of products provides community financial institutions with additional channels to deliver services to their customers. As of December 31, 2001, we had 662 financial institution customers contracted for one of our core Internet banking products, of which 615 financial institution customers were implemented as of year-end 2001. These implemented financial institutions had more than 880,000 customers using our Internet banking products at December 31, 2001.

      Our Internet banking products provide a cost-effective, secure and scalable solution that enables community financial institutions to offer their customers a wide array of financial products and services over the Internet, in either an in-house or fully outsourced environment. Among the services that can be offered with our suite of Internet banking products are commercial cash management, bill payment, brokerage, targeted marketing, portal and e-commerce marketplace services. These products and services are branded with the financial institution’s own name and contain each institution’s logo, colors and other distinctive branding characteristics. This branded solution enables community financial institutions to provide their customers with the convenience of Internet banking without losing the personal relationship and service associated with the local community financial institution. We also offer telephone banking products and services to allow community financial institutions an additional channel for communication with their customers. Our broad range of products and services are designed to enable a community financial institution to compete effectively with the services offered by both larger and Internet-based financial institutions.

      We currently earn much of our revenues from recurring monthly service fees, flat monthly per user fees and per transaction charges. However, in November 2000, we began to offer an in-house Internet banking product, pursuant to which we earn up-front software license fees, implementation fees and recurring monthly fees based on active users and user-generated transactions. We also sell our in-house products under three- to five-year subscriptions that include annual subscription and maintenance fees.

      We are focused on increasing our community financial institution customer base, expanding relationships with our existing community financial institution customers, and increasing the penetration of our products and services within the community financial institution customer base.

Formation of Netzee

      Netzee was formed as a Georgia corporation in August 1999 to be merged with Direct Access Interactive, Inc. (“Direct Access” or the “Predecessor”), a company that was formed in October 1996 to provide Internet and telephone banking products and services. InterCept, Inc. (“InterCept”) acquired Direct Access in March 1999 as a wholly-owned subsidiary. InterCept currently owns approximately 28% of our common stock.

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

      In September 1999, Direct Access was merged into Netzee, with Netzee being the surviving corporation. At the same time, Netzee acquired the Internet banking divisions of each of TIB-The Independent BankersBank (“TIB”), a Texas state chartered and Federal Reserve member bank, and The Bankers Bank, a Georgia state chartered and Federal Reserve member bank (collectively, the “Divisions”). Each of these entities is a “bankers’ bank,” which is a bank that exclusively serves and is owned by community financial institutions. Certain of these acquired assets were written down in 2000.

      In September 1999, Netzee also acquired all of the ownership interests in Call Me Bill, LLC (“Call Me Bill”). Based in Elizabethtown, Kentucky, Call Me Bill provided 24-hour electronic bill payment services to financial institutions’ customers. Subsequently, we integrated these services into our core Internet banking product. In May 2001, we sold a portion of these assets to iPay, LLC (“iPay”).

      In September 1999, Netzee also acquired Dyad Corporation (“Dyad”). Based in Norcross, Georgia, Dyad developed, among other things, proprietary loan application, approval and fulfillment software. These acquired assets were written off during 2000.

      In December 1999, a wholly-owned subsidiary of Netzee acquired certain of the assets and liabilities of DPSC Software, Inc. (“DPSC”). Located near Los Angeles, California, DPSC provided regulatory reporting and support applications designed to meet the special needs of community financial institutions. In February 2001, we sold substantially all of these assets to InterCept.

      In March 2000, Netzee acquired certain assets and assumed certain liabilities of Digital Visions, Inc. (“DVI”). Based in Minneapolis, Minnesota, DVI provided Internet based financial information tools for community financial institutions. These assets were used to provide certain wholesale applications to community financial institutions. Certain of these acquired assets were written down and we subsequently sold substantially all of the assets we acquired from DVI to SS&C Technologies, Inc. (“SS&C”) in November 2001.

      In July 2000, Netzee acquired certain assets and assumed certain liabilities of Card Plus, Inc. (“Card Plus”). Based in Norcross, Georgia, Card Plus provided outsourced software and systems development and related consulting services. These acquired assets were written off during 2001.

      In November 2000, Netzee acquired certain assets and assumed certain liabilities from John H. Harland Company (“Harland”). The assets acquired were principally located in Trumbull, Connecticut and Portland, Oregon and are used to provide Internet banking and bill payment services. This acquisition allows us to offer an in-house Internet banking product to our customers that already have established more extensive network infrastructures. As a result of this purchase, Harland currently owns approximately 16% of our common stock.

      In March 2001, we purchased certain assets of HomeCom Communications, Inc. (“HomeCom”) Internet banking business and assumed certain of HomeCom’s operating liabilities related to the business. The assets acquired were principally located in Atlanta, Georgia and are used to provide Internet banking services.

Nasdaq Delisting

      Because our common stock is currently listed on the Nasdaq National Market, we are subject to financial and market-related tests and other qualitative standards established by Nasdaq to maintain our listing. On February 14, 2002 we received notification from The Nasdaq Stock Market indicating that we were out of compliance with the $5 million minimum market value requirement for our publicly held shares. We have been given 90 calendar days, or until May 15, 2002, to come into compliance with this requirement, which would require our publicly held shares to maintain a minimum market value of $5 million for a minimum of 10 consecutive trading days during that period. If we fail to meet this requirement, we will become subject to delisting from The Nasdaq National Market, at which time we can appeal the delisting to the Nasdaq Listing Qualifications Panel. It is likely that we will be delisted from the Nasdaq National Market. In addition, we also have the option of applying to transfer our common stock to The Nasdaq SmallCap Market, where we also would have to satisfy continued inclusion requirements for that market. These requirements include maintaining certain levels of shareholders’ equity, minimum bid price and market value, which we may not be able to achieve.

Industry Overview

The Internet and E-Commerce

      The Internet has emerged as the fastest growing global communications and transactional medium in history, and continues to dramatically change the way people and businesses share information and conduct commerce. According to eMarketer, a leading provider of Internet and e-business statistics, Internet usage is expected to increase in the United States from 116.5 million users in 2000 to 167.0 million users in 2004. This continuing growth in Internet usage is being driven by a number of factors, including:

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

      Businesses have also embraced the Internet as an important means of communicating and conducting transactions. Many companies’ web sites are interactive and transaction-based, enabling them to provide a wide range of e-commerce applications. eMarketer estimates that revenue from business to consumer e-commerce in the United States will increase from approximately $27.3 billion in 2000 to more than $109.4 billion in 2005, a compound annual growth rate of approximately 32%.

Internet Banking

      Consumers, businesses and financial institutions are recognizing that the Internet is a powerful and efficient medium for the delivery of banking services. These services include Internet banking, bill payment, bill presentment and other services for individuals, and cash management, payroll and other services for the commercial customers of financial institutions. Consumers and small businesses are increasing their demand for Internet banking as a convenient and cost-effective method to monitor financial accounts and transact business 24 hours a day, seven days a week. Additionally, unlike PC banking which requires the user to load software onto their computers, Internet banking provides the flexibility to perform a wide range of transactions from any personal computer or Internet-enabled device. According to Juniper Media Metrics, a leading provider of statistical Internet usage information, there were 14.6 million users of Internet banking services in the United States at the end of 2000, and it is expected that the number of users will reach 43.5 million by 2005.

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

Internet Banking for Community Financial Institutions

      The Office of the Comptroller of the Currency reported that every national bank with assets of more than $10 billion offered Internet banking, as compared to only 7% of the smallest banks, those with assets less than $100 million. According to the Federal Deposit Insurance Corporation and the National Credit Union Administration, there are approximately 8,000 banks, 1,500 thrifts and 10,000 credit unions in the United States with assets of less than $10 billion each. As a result of the adoption of Internet banking services by their larger competitors and the growth of e-commerce, community financial institutions remain under increasing pressure to offer Internet-based individual and commercial banking services. Community financial institutions realize that if their product and service offerings are inadequate, they risk losing customers to larger institutions, Internet-only banks, investment and brokerage companies, retailers, insurance companies or locally competitive community financial institutions that offer these services.

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

The Netzee Solution

      We provide products and services that fulfill the Internet-based needs of community financial institutions. Our suite provides Internet banking and e-commerce solutions that enable community financial institutions to offer to their customers a wide array of financial products and services over the Internet.

      Our Internet-based suite gives community financial institutions the ability to provide the convenience of on-line banking services while maintaining personal relationships and affording quality service to their customers. Netzee’s suite of products and services consists of our core Internet banking solution, as well as commercial cash management, bill payment, brokerage, targeted marketing, portal and e-commerce functionality. Each community financial institution can choose the products and services that best fit its customers and internal requirements and can easily customize our system to add new or different functions. These software products interface with a community financial institution’s existing computer hardware and core processing systems. They can be installed and operated within our data center in a fully outsourced mode, or installed and operated in-house at a community financial institution. In connection with our suite, we offer web site design and hosting, product implementation and continuing service and support.

      Each community financial institution can create a customized and branded Internet banking system, with its own trademarks, logo, colors and other distinctive features. Our web site design team creates fully interactive and customized web sites for our community financial institution customers. Working closely with the customer, the team designs a web site to incorporate the form and functionality required by the community financial institution, including the integration of the financial institution’s proprietary and value-added financial services such as logos and other branding methods, application forms, financial calculators and links to other web sites. We offer basic web site development services without additional charge and provide additional enhancement, customization, web portal and design services for a fee.

      We provide all of the proprietary software and the hardware necessary to operate our Internet-banking products in an outsourced, service bureau environment. Community financial institutions that use our outsourced products do not need to develop or purchase in-house software, purchase or maintain expensive equipment, or hire a technical staff. Our data centers contain the web servers, computers, data storage, retrieval and security systems, and support personnel necessary to operate our outsourced Internet-based products. Compared to in-house products, our outsourced product can significantly reduce the time and expense necessary for a financial institution to implement, upgrade and support Internet-based products.

      We also provide an in-house version of our suite of products and services to allow financial institutions with more extensive levels of infrastructure to operate, maintain and support our products and services in the financial institution’s own data center.

      We are able to integrate our products and services with a community financial institution’s core processing systems. Our Internet-banking systems are designed to work with different types of core processing software and data processing services. At present, we have successfully installed Internet banking products and services that interface with over 50 different core-processing environments. Further, we believe that we have the ability to interface our products with many other core processing systems with nominal effort and expense. For a typical Internet banking system installation, the implementation period currently averages approximately 60 to 90 days.

      Security plays a key role in the successful installation and operation of both our outsourced and in-house products. Our data centers employ various data and session security measures, including data security detection systems, firewalls and advanced session termination technology. Additionally, access to our data centers is physically controlled and monitored with swipe-card door entry and 24-hour video surveillance systems. The data centers also undergo various penetration and vulnerability reviews by our full-time security staff, as well as by outside security consultants. Customers of our in-house products are responsible for maintaining the network and physical security of their Internet banking system, although we recommend that they adopt similar security measures as are used within our data centers.

Products and Services

Internet Banking

      Our core Internet banking product is designed to provide our community financial institution customers an additional channel to offer products and services to their customers. Through our Internet banking product, a community financial institution can offer its customers access to the following services on-line 24 hours per day, seven days per week:

•	Account Information. Customers can view balance information for checking and savings accounts, certificates of deposit, lines of credit, and loans. Customers can also view year-to-date interest accrued or paid, interest rates and deposit maturity dates.

•	Funds Transfer. Customers can transfer funds among accounts.

•	Compatibility with Personal Financial Management Software. Customers can download their account information into popular personal financial management software, such as Quicken® and Microsoft Money®.

•	U.S. Patriot Bonds (formerly known as U.S. Series EE Savings Bonds). Customers can purchase U.S. Patriot Bonds.

•	Secure Messaging. Customers can communicate with a financial institution through secure, encrypted message systems.

•	Additional Features. Customers can reorder paper checks, view images of cleared checks, request an account statement or contact financial institution personnel by e-mail.

      Cash Management. For the commercial customers of the financial institution, we also offer a commercial cash management product. This allows the financial institution to offer various treasury management functions via the Internet. Business customers can monitor their accounts, process payroll, make tax payments, stop payments, execute wire transfers and order coins and currency. We provide full automated clearing house, or “ACH,” capabilities including origination and importation of National Automated Clearing House Association, or “NACHA,” formatted files.

      Bill Payment. Our bill payment product allows our financial institution customers to offer their customers an electronic bill payment service. Our bill payment products permit the payment of both recurring and non-recurring bills via the Internet 24 hours a day, seven days a week. Our bill payment product provides financial institutions with an additional mechanism for customer retention, as end users who initially set up their recurring payments through a financial institution are less apt to switch financial institutions.

      Online Brokerage Services. Through our strategic relationship with STARfn, a provider of online financial services, we are able to offer our community financial institutions an online brokerage product. Community financial institutions are able to offer their customers brokerage services linked to their accounts at the community financial institution. The accounts do not require an initial funding, allowing the community financial institution to retain their customers’ cash balances. Additionally, investment transactions are settled directly from and to the customer’s account at the community financial institution.

      Targeted Marketing. With our targeted marketing product, a financial institution customer can target products and services to its customers who would most likely buy them by dynamically classifying and profiling customer subsets in a real-time environment. This enables financial institutions to expand their traditional sales techniques in order to market and sell their products and services more effectively.

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

      E-commerce Marketplace. Our e-commerce Marketplace product enables community financial institutions to create a branded virtual marketplace consisting of its commercial customers that agree to participate. Commercial customers are able to a create a customized web page and list their goods and services for sale in a community environment centered around the community financial institution’s Internet banking web site. This service provides an additional product offering for community financial institutions and an additional retention mechanism for a financial institution’s commercial customers.

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

      Community financial institutions typically enter into three- to five-year contracts for our outsourced suite of products and services. Customers pay a monthly fee under these contracts, based upon the level of usage by their customers and the types of optional products and services utilized. We may charge additional fees for optional products and services that our customers elect to receive, such as consulting and marketing services.

In-house installations are sold in the form of perpetual licenses that include an up-front software license fee, implementation fees and recurring monthly fees based on the number of active users and user generated transactions. In-house installations are also sold under three- to five-year subscriptions that include annual subscription fees and maintenance fees.

     Marketing Services

      We provide our financial institution customers with a marketing package designed to increase the number of their customers who use our Internet products and services. We generally charge fees for these services based upon the type and length of engagement. This marketing package includes the following services:

•	Strategic Consulting Services. We offer customized consulting services to community financial institutions to assist them in conducting effective in-branch and community-wide promotions of our Internet banking services.

•	Advertising and Promotional Efforts. We assist customers in advertising their on-line services. We also provide customers with in-branch marketing materials, such as brochures, banners, statement stuffers and other promotional items.

•	Employee Training. We assist our customers in educating their employees about the uses and benefits of Internet banking and Internet commerce. Our employee training guide also explains the financial and security features of on-line systems.

The Netzee Strategy

      We provide an innovative gateway to the Internet by combining Internet banking products and services with e-commerce capabilities and other Internet based products. Community financial institutions can utilize these products and services to create new banking relationships and enhance relationships with their existing customers. Our goal is to become the leading provider of Internet banking and e-commerce products and services to community financial institutions. Our growth will be driven by both the adoption of our products by community financial institutions and the use of our suite by the customers of our community financial institution customers. Our strategy includes:

      Capitalizing on Strategic Marketing Alliances with InterCept, Harland and Other Partners. We plan to increase our customer base through our strategic marketing alliances. Our existing strategic partners have business relationships with numerous financial institutions to which they assist us in marketing our Internet based products.

      We have formed an exclusive strategic marketing alliance with InterCept, the owner of approximately 28% of our common stock and a provider of integrated electronic commerce products and services for community financial institutions. We also seek to leverage our relationship with Harland, the owner of approximately 16% of our common stock and the provider of one of the industry’s leading platform automation and loan decision applications. We also have relationships with vendors of core processing software, vendors of outsourced data processing services and various bankers’ banks, which also assist bankers in marketing our products and services to their customers.

      Cross-Selling Additional Products and Services to Existing Customers. We currently provide at least one of our products to over 900 financial institution customers. The majority of our customers do not contract with us for all of the products offered in our product suite. We actively market our other products and services to our existing customer base.

      Increasing Community Financial Institution End User Adoption. Our future revenues will be driven in part by an increase in the number of customers of community financial institutions that use our products and services and the number and type of transactions processed by those customers. We maintain personnel and programs dedicated to marketing our products and services to the customers of these community financial institutions.

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

Product and Service Development

      We are continuing to expand and enhance the products and services that we provide to community financial institutions to enable them to offer a wider variety of Internet and e-commerce products and services to their customers. These development efforts are focused on the following:

•	Enhancements to Existing Products and Services. We are developing new features and functionality for our core Internet banking and related applications.

•	Expanding Existing Product and Service Offerings. Our research and development team continues to evaluate additional product and service offerings for our Internet banking suite. The focus of this effort is on offering complementary products and services to this suite.

•	Interfaces with Core Processing Systems. We are continuing to develop additional interfaces with core processing systems. Additionally, we continue to expand the number of real-time interfaces that we offer.

Systems Architecture

Transaction Server Architecture

      Our Internet banking suite uses multiple tier applications built to leverage the capability of client/server technologies. Our systems employ a transaction server to moderate the majority of the features and functionality of our applications. By utilizing a transaction server configuration, our systems can adapt to the environments of our financial institution customers and provide the flexibility to deploy the latest technologies as needed. A transaction server architecture means that the communications and functions of the applications are moderated by a transaction server, which maintains the business and technical logic needed to determine that the applications perform as intended. These functions include maintaining connectivity to the financial institution’s host data processor, updating customer information provided via the Internet interface, and monitoring the security of the system to ensure customer data is accessed only by authorized individuals.

      Using a transaction server architecture provides for the following advantages in the delivery of Internet-based financial services applications:

•	Adaptability to the Financial Institution’s Environment. The transaction server configuration allows our systems to communicate with the financial institution’s host systems as seamlessly as possible in real-time, with multiple daily updates, or with a single daily update.

•	Scalability to Meet Future Demands. The transaction server allows for additional hardware and software to be supplemented to the existing system to meet the changing needs of our customers and to accommodate the latest technologies.

•	Security of Private Data. The transaction server is able to monitor authorized use of private data as it is requested from a database.

Data Centers

      Our outsourced Internet banking and e-commerce services that we provide are currently hosted and processed in our two data centers located in Atlanta, Georgia and Portland, Oregon. Our data centers contain the web servers for the system, as well as the communications equipment, data storage, retrieval and security software and hardware, and support personnel necessary to operate Internet banking services for each community financial institution’s customers and to connect those customers to the community financial institution’s existing core processing systems. Our data centers communicate with a community financial institution’s customer by transferring data from the community financial institution’s core processing systems to our servers in the data center.

      The technical and operational security of our data centers is reviewed on a regular basis by our full-time employees as well as by third-party consultants. These reviews include operational reviews performed in accordance with Statement on Auditing Standards (“SAS”) No. 70, “Reports on the Processing of Transactions by Service Organizations,” which is an auditing standard developed by the American Institute of Certified Public Accountants. Our SAS 70 operational control review is conducted by Porter Keadle Moore, LLP, a certified public accounting firm. We have contracted with Internet Security Systems, Inc. (“ISS”), one of the country’s foremost security firms, to provide vulnerability and penetration scans of our perimeter network. Application scans are also performed to identify potential vulnerabilities, and our system usage logs are monitored daily by our full-time security officer. ISS only tests our Atlanta, Georgia data center; however, our full-time security staff has performed, on a periodic and bi-monthly basis, similar scans of our data center in Portland, Oregon.

      To prevent service interruption and information losses due to power failures, our Atlanta, Georgia data center is backed up by a high capacity battery system. This battery system provides continuous power to all production systems, including servers, monitors, telecommunications equipment and individual computers. In the event of an extended power outage, a fuel powered generator also provides backup power to this data center. The bill payment processing services conducted through our Portland, Oregon data center are also backed up by similar systems. Each data center also serves as a backup facility to the other data center. Backup capabilities minimize the risk of customer service disruption and allow for rapid response to an extended power or systems failure or other interruption. Files are backed up and stored off-site on a daily basis to minimize the loss of stored customer information and to ensure system integrity in the event of a disaster.

Sales and Marketing

      Our primary marketing efforts are focused on building awareness of our products and services among our target group of community financial institutions, identifying potential customers and establishing new strategic alliances. Our sales and marketing efforts are conducted through both direct and indirect channels.

      Direct Sales Channel. We use print advertisement, direct mail, e-mail, telemarketing and trade shows to develop contacts at the senior officer level of target community financial institutions. These contacts are then passed along to sales personnel who follow up with the specific contact.

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

      As of December 31, 2001, we had over 940 institutional customers who bought one or more of our products. More than 660 customers have contracted for one or more of our core Internet banking products.

For the year ended December 31, 2001, Bank of America accounted for approximately 15% of our total revenue related to certain of our non-core operating contracts that will terminate during the first half of fiscal 2002. No other individual customer accounted for more than 10% of our total revenues.

Competition

      The market for Internet based banking products and services is highly competitive, and we expect that competition will intensify in the future. The market in which we operate is highly fragmented, as more than 100 on-line service outsourcing companies provide Internet-based banking products and services in the United States. We face competition from companies that operate in at least five major sectors:

•	Providers of Internet banking services to community financial institutions, including, among others, Corillian Corporation, Digital Insight Corporation, FundsXpress, Inc., Intelidata Technologies Corp., Online Resources and Communications Corporation, S1 Corporation, and Certegy, Inc.

•	Large vendors that offer transaction processing services to financial institutions and also market their own Internet banking solutions, including, among others, Electronic Data Systems Corporation, Fiserv Correspondent Services, Inc., Jack Henry & Associates, Inc. and Metavante Corporation.

•	Large financial institutions that provide competitive products and services to individuals and businesses, including Wachovia, Wells Fargo, Citigroup, Inc, Nexity Bank and NetBank. Through their Internet banking products and services, these large financial institutions can obtain customers from communities in distant locations, effectively decreasing demand for our products and services in these markets.

•	Financial services companies entering the Internet banking market, such as State Farm Bank.

•	Internet portals such as E*TRADE, Yahoo!, E-LOAN and Lending Tree.com, which serve as an alternative to financial institutions’ web sites.

      In addition, we could experience competition from our target customer financial institutions and potential customers that develop their own on-line banking solutions and other Internet enabled functions. Rather than purchasing Internet-based products and services from third-party vendors, community financial institutions could develop, implement and maintain their own services and applications. We also believe that we face competition from the various competitive alternative approaches for Internet-based solutions, such as thin servers and personal financial management software. Each of these alternatives competes with our Internet-based products.

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

Intellectual Property

      Although we believe that our success depends more upon our technical expertise than our proprietary rights, our future success and ability to compete depends in part upon our proprietary technology and proprietary technology we may license from others. Certain of our technology related to the Internet banking assets acquired from Harland are either patented or patent pending, and we continue to rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We also limit access to and distribution of our source code, and we further limit the disclosure and use of other proprietary information. However, the steps that we may take in this regard may not be adequate to prevent misappropriation of our technology or technology we license from others. Further, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology or that which we license from others. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

Government Regulation

Regulation of the Financial Services Industry

      The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of community financial institutions such as commercial banks, savings and loans, credit unions, thrifts and other providers of financial services, operate in markets that are subject to rigorous regulatory oversight and supervision. Our customers must ensure that marketing our products and services to their customers is permitted by the extensive and evolving regulatory requirements applicable to those community financial institutions. These laws and regulations include federal and state truth-in-lending and truth-in-savings rules, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act and the Community Reinvestment Act. The compliance of our products and services with these requirements depends on a variety of factors, including the particular functionality, the interactive design and the classification of the customer. Our financial services customers must assess and determine what is required of them under these regulations and are responsible for ensuring that our system and the design of their site conform to their regulatory needs. We do not make representations to customers regarding applicable regulatory requirements, and each customer must identify its regulatory issues and adequately specify appropriate responses. It is not possible to predict the impact that any of these regulations could have on our business.

      We are not licensed by the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation (the “FDIC”), the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. We are subject to examination by the Federal depository institution regulators under the Bank Service Company Act and the Examination Parity and Year 2000 Readiness for Financial Institutions Act and by contract with our customers. We are also subject to encryption and security export laws and regulations that, depending on future developments, could render our business or operations more costly, less efficient or impossible.

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

      In the first quarter of 2002, we entered into a Memorandum of Understanding (the “MOU”) with the OCC, the FDIC and the Georgia State Banking Department. The MOU addresses several operational tasks which we believe we have now substantially completed, imposes continuing reporting requirements and prohibits us from declaring or paying cash or stock dividends on any shares of our capital stock without the approval of the banking regulators. See “Market for Registrant’s Common Equity and Related Stockholder Matters  — Dividends on Shares of Capital Stock.” No civil or monetary penalties have been imposed on us as a result of the MOU.

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

      As mandated by the Act, the various federal banking authorities, the Securities and Exchange Commission and the Federal Trade Commission have adopted final rules and regulations to implement these restrictions (collectively, the “Rules”). Each such authority adopted its own set of rules that are consistent with each of the other sets of rules. As required by the Act, the Rules became effective on November 13, 2000 and compliance with these rules became mandatory on July 1, 2001. In general, the Rules clarify, rather than amplify, the provisions of the Act.

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

      Finally, the Act specifically allows the states to enact consumer privacy laws that may be stricter than the restrictions under the Act and other federal laws. Several states are already considering such legislation, and it is possible that every state in which we do business could adopt privacy legislation that may be as or more restrictive than the Act. Further, with respect to our existing or potential customers or existing or potential users of our products and services that may operate in the insurance industry, the National Association of Insurance Commissioners (the “NAIC”) has adopted the Model Regulation on the Privacy of Consumer Financial Information, which tailors the Act’s privacy provisions to insurers and other licensees under the applicable state insurance laws. This regulation contains provisions that are more stringent than the Act and the Rules, most significantly in its treatment of non-public personal health information. This regulation requires covered insurers and licensees to obtain authorization from the individual prior to disclosing non-public personal health information, subject to certain exceptions.

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

Taxation of E-Commerce

      A number of proposals at the federal, state and local level and by certain foreign governments would, if enacted, expand the scope of regulation of Internet-based financial services and could impose taxes on the sale of goods and services made over the Internet and certain other Internet activities. The Internet Tax Nondiscrimination Act extends a moratorium on new state and local taxes on Internet commerce until November 1, 2003. However, future laws may impose taxes or other regulations on such commerce. Any development that substantially impairs the growth of the Internet or its acceptance as a medium for commerce or transaction processing could have a material adverse effect on our business, financial condition and operating results.

Employees

      As of December 31, 2001, we had approximately 127 full-time employees and no part-time employees. Throughout 2001, we consolidated our offices and personnel to streamline our operations, divested non-core businesses and product offerings, eliminated redundant activities and realigned our staffing with our revised sales expectations. By the end of 2001, our total workforce was reduced by approximately 60%, or approximately 190 employees, since the beginning of the year. As of March 15, 2002, we had approximately 121 full-time employees. None of our employees are covered under a union or a collective bargaining agreement. We have not experienced any work stoppages and we consider relations with our employees to be good.

Item 2.     Properties

      Our principal executive office consists of 25,179 square feet of leased space located in Atlanta, Georgia. We also house our Atlanta data center in this space. As of March 15, 2002, we also leased the following additional locations:

Location	Primary Use	Approximate Square Feet

Birmingham, Alabama	Sublet	16,100

Trumbull, Connecticut	Technical support (Lease expires April 2002, and will not be renewed)	3,000

Portland, Oregon	Data center, bill payment services, product development and implementation	15,275

      The approximate number of square feet for each lease set forth above represents the maximum number of square feet that we may occupy in each facility pursuant to the terms of each such lease. The actual number of square feet that we occupy and pay for may be significantly less than the amounts shown above.

Item 3.     Legal Proceedings

      On November 1, 1999, Independent Banker’s Bank of Florida (“IBBF”) filed a lawsuit against Netzee in the U.S. District Court for the Middle District of Florida. In this lawsuit, IBBF claimed that we violated the terms of a marketing agreement between IBBF and SBS, a company acquired by our predecessor. We terminated this marketing agreement after the acquisition of SBS in August 1999. In the lawsuit, IBBF claimed that the marketing agreement did not permit Netzee to terminate the agreement and that Netzee breached certain exclusivity provisions of the agreement. In March 2002, we settled this lawsuit for $750,000.

      From time to time, we may be involved in litigation arising in the normal course of our business. We are not a party to any litigation, individually or in the aggregate, that we believe would have a material adverse effect on our business, financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock, no par value, is traded on the Nasdaq National Market under the symbol “NETZ”. According to our transfer agent, as of March 15, 2002, our common stock was held of record by approximately 265 persons. The following table sets forth the low and high sales prices of our common stock in each fiscal quarter of our two most recent fiscal years. All amounts have been adjusted to reflect a 1-for-8 reverse stock split effected in May 2001.

	Low Sales Price	High Sales Price

Fiscal 2000:

First Quarter	$117.00	$248.00

Second Quarter	39.00	128.00

Third Quarter	28.75	74.00

Fourth Quarter	2.50	34.00

Fiscal 2001:

First Quarter	$3.75	$14.25

Second Quarter	3.75	5.76

Third Quarter	0.80	4.20

Fourth Quarter	0.65	1.91

      Because our common stock is currently listed on the Nasdaq National Market, we are subject to financial and market-related requirements and other qualitative standards established by Nasdaq to maintain our listing. On February 14, 2002, we received notification from The Nasdaq Stock Market indicating that we are out of compliance with the $5 million minimum market value requirement for our publicly held shares. We have been given 90 calendar days, or until May 15, 2002, to come into compliance with this rule. If we fail to meet this requirement, we will become subject to delisting from the Nasdaq National Market, although we may be able to transfer our common stock to the Nasdaq SmallCap Market if we meet all of the continued listing requirements thereof. See “Business — Nasdaq Delisting.” It is likely we will be delisted from the Nasdaq National Market.

Dividends on Shares of Capital Stock

      We have not paid any cash dividends on our common stock for the years ended December 31, 2000 and 2001 and do not anticipate paying any such dividends in the foreseeable future. During 2000, we paid $24,200 of accrued dividends on our Series A 8% Convertible Preferred Stock related to 1999. In September 2000, all 500,000 outstanding shares of such stock were exchanged for an equal number of shares of our Series B preferred stock. This exchange was effected to reflect the original intent of the parties to the acquisition of assets from DPSC. We have accrued but not paid dividends of $1,040,000 on our shares of Series B preferred stock as of December 31, 2001.

      The terms of our line of credit with InterCept and Harland prohibit us from declaring or paying any dividends on any shares of our capital stock, or making other distributions with respect to such capital stock without the prior written consent of InterCept and Harland. However, we are permitted under the line of credit to declare and pay up to $520,000 per year in dividends to the holders of the Series B preferred stock. In addition, the MOU prohibits us from declaring or paying any cash or stock dividends on shares of our capital stock without the prior written approval of the banking regulators.

Recent Sales of Unregistered Securities and Certain Stockholder Matters

Issuances Pursuant to the Acquisition of Digital Visions, Inc.

      On March 7, 2000, we issued 104,810 shares of common stock in connection with the acquisition of substantially all the assets of DVI. We also granted to DVI the right to receive up to 78,534 shares of common stock upon the attainment of certain revenue targets in fiscal years 2000 and 2001. None of these shares were issued based on fiscal 2000 and 2001 performance. We also issued options to purchase 8,803 shares of common stock in exchange for the cancellation of options to purchase DVI common stock. In connection with the acquisition of DVI, we also issued 1,048 shares of our common stock to a financial advisor.

Issuances Pursuant to the Acquisition of Card Plus, Inc.

      On July 28, 2000, we issued 40,000 shares of common stock in connection with the acquisition of substantially all the assets of Card Plus, Inc. (“Card Plus”). All of these shares were placed in escrow for indemnification and other purposes. Additionally, we granted to Card Plus the right to receive up to 28,572 additional shares of common stock upon the attainment of certain revenue, “EBITDA” (earnings before interest, taxes, depreciation and amortization) and employee retention goals for the period from July 1, 2000 to June 30, 2001. However, all of these shares were required to be issued if the closing price of our common stock was less than $36.00 per share on June 29, 2001. Because the closing price of our common stock was $4.20 on June 29, 2001, we issued all of these additional shares of common stock.

      The issuances of the securities in the DVI and Card Plus transactions were exempt from registration under the Securities Act in reliance on the exemptions provided by Sections 3(b) and 4(2) of the Securities Act, including Rule 506 promulgated thereunder, and the Commission’s interpretations of such provisions, as transactions by an issuer not involving any public offering. All recipients of common stock were persons we believed were accredited investors within the meaning of Regulation D of the Securities Act. Appropriate legends were affixed to the share certificates and we did not engage in any general solicitation or advertising in connection with offers or sales of these securities.

Item 6.     Selected Financial Data

      The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K, as well as with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The selected consolidated financial data prior to February 28, 1999 reflects the financial position and results of operations of our predecessor, Direct Access, which was formed in October 1996. We acquired Direct Access on March 9, 1999; however, the financial data below is presented as if the acquisition occurred on March 1, 1999. The activity between March 1, 1999 and March 9, 1999 was immaterial. The purchase method of accounting was used to record the assets and liabilities of Direct Access. Accordingly, the selected consolidated financial data of our predecessor on or before February 28, 1999 is not comparable in all material respects with our financial information after February 28, 1999.

      The selected consolidated financial data as of December 31, 1997, 1998, 1999, 2000 and 2001, for the years ended December 31, 1997, 1998, 2000 and 2001, for the period from January 1, 1999 to February 28, 1999, and for the period from March 1, 1999 to December 31, 1999, have been derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants.

	Predecessor			Netzee, Inc.

			For the Period	For the Period
			from January	from March 1,
	Year Ended	Year Ended	1, 1999 to	1999 to	Year Ended	Year Ended
	December 31,	December 31,	February 28,	December 31,	December 31,	December 31,
	1997	1998	1999	1999(1)	2000(2)	2001(3)

Statement of Operations

(In thousands, except for per share data):
Revenues

Monthly maintenance and service	$59	$136	$33	$1,738	$17,761	$23,468

License, hardware, implementation and other	583	455	57	522	2,151	2,296

Total revenues	642	591	90	2,260	19,912	25,764

Operating expenses:

Cost of service, license, hardware, implementation and maintenance	422	465	44	1,914	10,107	14,115

Selling and marketing	77	111	12	2,575	9,422	3,559

General and administrative, excluding amortization of stock-based compensation	231	332	49	1,845	11,342	11,556

Amortization of stock-based compensation	—	—	—	4,592	3,193	1,255

Depreciation	11	15	3	190	1,773	2,066

Amortization	—	—	—	12,863	52,802	32,970

Restructuring costs	—	—	—	—	211	2,002

Long-lived asset impairment charges	—	—	—	—	26,300	12,142

Loss on sale of assets	—	—	—	—	—	4,720

Total operating expenses	741	923	108	23,979	115,150	84,386

Operating loss	(99)	(332)	(18)	(21,719)	(95,238)	(58,622)

Interest expense, net	—	(20)	(4)	(671)	(1,051)	(879)

Loss before extraordinary loss	(99)	(352)	(22)	(22,390)	(96,289)	(59,501)

Extraordinary loss	—	—	—	(4,519)	—	—

Net loss before preferred dividends	(99)	(352)	(22)	(26,909)	(96,289)	(59,501)

Preferred dividends	—	—	—	(24)	(520)	(520)

Net loss attributable to common shareholders before cumulative effect of change in accounting principle	(99)	(352)	(22)	(26,933)	(96,809)	(60,021)

Cumulative effect of change in accounting principle	—	—	—	—	(352)	—

Net loss attributable to common shareholders	$(99)	$(352)	$(22)	$(26,933)	$(97,161)	$(60,021)

Basic and diluted loss per share before extraordinary loss(4)(6)	$(0.10)	$(0.35)		$(15.54)	$(34.81)	$(17.89)

Extraordinary loss per share(4)(6)	—	—		(3.13)	—	—

Basic and diluted net loss per share before cumulative effect of change in accounting principle(4)(6)	(0.10)	(0.35)		(18.67)	(34.81)	(17.89)

	Predecessor			Netzee, Inc.

			For the Period	For the Period
			from January	from March 1,
	Year Ended	Year Ended	1, 1999 to	1999 to	Year Ended	Year Ended
	December 31,	December 31,	February 28,	December 31,	December 31,	December 31,
	1997	1998	1999	1999(1)	2000(2)	2001(3)

Loss per share from cumulative effect of change in accounting principle(4)(6)	—	—		—	(0.13)	—

Basic and diluted net loss per share(4)(6)	$(0.10)	$(0.35)		$(18.67)	$(34.94)	$(17.89)

Weighted average common shares outstanding(4)(5)(6)	1,000	1,000		1,443	2,781	3,355

(1)	On August 6, 1999, we acquired SBS in a transaction accounted for as a purchase, and its results of operations have been included in our consolidated financial statements since the date of acquisition. On September 3, 1999, we acquired Call Me Bill, Dyad and the Divisions, in transactions accounted for as purchases, and the results of operations of these acquisitions have been included in our consolidated financial statements since the date of acquisition. On December 15, 1999, we acquired certain assets and assumed certain liabilities from DPSC in a transaction accounted for as a purchase, and the results of operations of this acquisition have been included in our consolidated financial statements from the date of acquisition until the sale of such assets. See Note 3 of the Notes to Consolidated Financial Statements.

(2)	On March 7, 2000, we acquired certain assets and assumed certain liabilities from DVI in a transaction accounted for as a purchase, and its results of operations have been included in our consolidated financial statements since the date of acquisition. Effective July 1, 2000, we acquired certain assets and assumed certain liabilities from Card Plus in a transaction accounted for as a purchase, and its results of operations have been included in our consolidated financial statements since the effective date of acquisition. Effective November 1, 2000, we acquired certain assets and assumed certain liabilities from Harland in a transaction accounted for as a purchase, and the results of operations of this acquisition have been included in our consolidated financial statements since the effective date of acquisition. See Note 3 of the Notes to Consolidated Financial Statements.

(3)	On February 2, 2001, we sold to InterCept certain of the regulatory reporting assets acquired from DPSC in 1999, and InterCept assumed certain of the related operating liabilities, resulting in a loss on sales of assets included in our consolidated financial statements. On March 15, 2001, we purchased certain assets of HomeCom’s Internet banking business and assumed certain of HomeCom’s operating liabilities related to the business in a transaction accounted for as a purchase, and its results of operations have been included in our consolidated financial statements since the date of acquisition. Effective May 1, 2001, we sold to iPay certain assets related to a portion of our bill payment operations, and iPay assumed certain of the operating liabilities related to those assets. The transaction resulted in a gain on sales of assets included in our consolidated statement of operations. Effective November 1, 2001, we sold substantially all the assets acquired from DVI to SS&C, and SS&C assumed substantially all the operating liabilities related to those assets. Additionally, during 2001, we determined that a triggering event had occurred in connection with our decision to sell certain assets we acquired from DVI, as well as the termination of customer contracts we acquired in our Card Plus acquisition. Consequently, the original cost bases of these assets were reduced to reflect their fair market value during 2001. The resulting losses were included in our consolidated financial statements. See Notes 3 and 4 of the Notes to Consolidated Financial Statements.

(4)	The number of weighted average common shares shown for the period from March 1, 1999 to December 31, 1999 is calculated by assuming a calculation period from January 1, 1999 to December 31, 1999. Basic and diluted net loss per share for the period from March 1, 1999 to December 31, 1999 is calculated from net loss for the period from January 1, 1999 to February 28, 1999 and the period from March 1, 1999 to December 31, 1999 divided by the number of weighted average common shares as noted.

(5)	The number of weighted average common shares outstanding for the years ended December 31, 1997 and 1998 reflects the initial investment of InterCept in the Predecessor. InterCept was the former parent company of the Predecessor and owned all of its capital stock prior to September 3, 1999.

(6)	All share and per share information has been adjusted to reflect the one-for-eight reverse stock split effected May 16, 2001.

	Predecessor		Netzee, Inc.

	December 31,		December 31,

	1997	1998	1999	2000	2001

Balance Sheet Data

(In thousands):

Cash and cash equivalents	$28	$14	$11,255	$960	$465

Working (deficit) capital	(94)	(499)	4,798	(5,489)	(1,176)

Total assets	88	94	143,244	106,715	32,501

Redeemable preferred stock(1)	—	—	6,500	6,500	6,500

Related party borrowings(2)	—	—	12,173	21,466	13,192

Total shareholders’ (deficit) equity	(103)	(455)	113,880	63,090	5,232

(1)	Relates to our Series B preferred stock.

(2)	Related party borrowings related to our joint credit facility with InterCept and Harland.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Formation and Acquisitions

      We are a provider of integrated Internet banking products to financial institutions and their customers. We provide a suite of integrated Internet banking products and services and Internet commerce solutions to financial institutions. The suite provides cost-effective, outsourced, secure and scalable Internet banking and Internet commerce products that enable financial institutions to offer to their customers a wide array of financial products and services over the Internet. Included in the suite are full-service Internet banking, bill payment, cash management, targeted marketing, custom web site design and hosting, branded portal design, access to brokerage services as well as implementation and marketing services.

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

      In September 1999, Direct Access was merged into Netzee, with Netzee being the surviving corporation. At the same time, Netzee acquired the Divisions. In September 1999, Netzee also acquired all of the ownership interests in Call Me Bill, which provided 24-hour electronic and telephone bill payment services to customers of financial institutions and property management companies. Subsequently, we integrated these services into our core Internet banking product. Effective May 1, 2001, we sold to iPay certain assets related to our bill payment operations.

      In September 1999, Netzee also acquired Dyad, which developed proprietary loan application, approval and fulfillment software. Certain of the assets acquired from Dyad were written down in 2000.

      In December 1999, a wholly-owned subsidiary of Netzee acquired certain of the assets and assumed certain liabilities of DPSC, which provided regulatory reporting and support applications designed to meet the needs of community financial institutions. In February 2001, we sold to InterCept substantially all of the regulatory reporting assets acquired from DPSC in 1999 and InterCept assumed substantially all of the related operating liabilities.

      In March 2000, Netzee acquired certain of the assets and assumed certain liabilities of DVI, which provided Internet based financial information tools for community financial institutions. In November 2001, we sold substantially all DVI related assets to SS&C, and SS&C assumed substantially all of the related operating liabilities. Certain of these acquired assets were written down prior to the sale.

      In July 2000, Netzee acquired certain of the assets and assumed certain of the liabilities of Card Plus, which provided outsourced software and systems development, and related consulting services. Certain of these acquired assets were written off during 2001.

      In November 2000, Netzee acquired certain of the assets and assumed certain liabilities of Harland. These assets were used to provide Internet banking and bill payment services. This acquisition allowed us to offer an in-house Internet banking product to our customers that already have established more extensive network infrastructures. As a result of this purchase, Harland currently owns approximately 16% of our common stock.

      During March 2001, Netzee acquired certain assets of HomeCom’s Internet banking businesses and assumed certain of HomeCom’s operating liabilities. These assets were used to provide Internet banking and related services.

      We collectively refer to Call Me Bill, Card Plus, DPSC, DVI, Dyad, HomeCom, the Internet banking and bill payment assets of Harland, and the Internet and telephone banking operations of SBS and the Divisions as the “Acquired Operations.”

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

      We charge fees for our in-house Internet banking product under either a perpetual license agreement which includes a software license fee, implementation fees and recurring monthly fees based on the number of active users and user generated transactions, or under a three to five-year subscription that includes annual subscription and maintenance fees. Revenues from the software and implementation component of those types of arrangements are recognized in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.” Recurring fees represent post-contract customer support and are recognized over the period in which the support services are provided.

      Our costs of services, license, hardware, implementation and maintenance are comprised of the initial equipment and personnel costs required to implement Internet and telephone banking products and services for our financial institution customers, ongoing personnel and system maintenance costs associated with our data and call centers, royalties paid to information providers, and personnel, production and shipping costs associated with our fulfillment business, but excludes non-cash stock-based compensation and restructuring costs.

      Selling and marketing expenses include marketing expenses, sales commissions and related costs as well as sales employee compensation and benefits. Commissions are paid to sales personnel based on products and services sold. Selling and marketing expenses exclude non-cash stock based compensation and restructuring costs.

      General and administrative expenses include employee compensation and benefits and general office expenses incurred in the ordinary course of business, but exclude non-cash stock based compensation and restructuring costs.

      Restructuring costs include charges related to severance and other payroll-related items, as well as certain office lease and other contract termination costs resulting from our plan to reduce costs through the consolidation of our Internet and bill payment operations.

      We use EBITDA as a metric to measure our on-going operating performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Even though we use EBITDA to measure our on-going operating performance, it is not an accepted measure of profitability under generally accepted accounting principles.

      We use Adjusted EBITDA as a metric to measure our on-going operating performance. Adjusted EBITDA is defined as earnings before restructuring costs, interest, taxes, depreciation and amortization. Even though we use Adjusted EBITDA to measure our on-going operating performance, it is not an accepted measure of profitability under generally accepted accounting principles.

      Depreciation consists of depreciation of property, equipment and capitalized software development costs.

      Preferred stock dividends are related to our Series B preferred stock.

      Net interest expense includes our borrowing costs related to our credit facility less amounts received related to our lease receivables, interest on shareholders’ notes and cash sweep interest income.

      We also use cash loss as a metric to measure our on-going operating performance. Cash loss is defined as net loss attributable to common shareholders, excluding the effects of amortization of intangible assets, amortization of stock-based compensation, net loss on sales of assets, long-lived asset impairment charges, extraordinary items and cumulative effect of change in accounting principle. Even though we use cash loss to measure our on-going operating performance, it is not an accepted measure of profitability under generally accepted accounting principles.

      Amortization relates to goodwill, acquired technology and other intangible assets resulting from our acquisitions. Intangible assets are being amortized over lives ranging from two to five years.

      Amortization of stock-based compensation consists of amortization of deferred compensation for certain stock options with an exercise price below the initial public offering price and compensation expense for stock sold or awarded to employees at prices below the initial public offering price.

      The extraordinary item consists of deferred financing costs for the difference between the fair value of common stock and the exercise price of warrants related to a line of credit terminated in 1999.

      Net loss on sales of assets consists of the disposal of certain assets offset by the gain on the sale of certain bill payment-related assets we acquired from Call Me Bill.

      Long-lived asset impairment charges include non-cash charges related to the write down of certain acquisition-related intangible assets resulting from the change in capital markets and our revised strategic direction.

      We have incurred operating losses through December 31, 2001. Due to the uncertainty of the realizability of the net operating losses, we have not reflected an income tax benefit in our statements of operations, and we have recorded a valuation allowance for the full amount of our net operating loss carry-forwards.

      Although we have experienced significant growth in customers and revenues, we have incurred substantial operating losses and negative cash flows from operations. We incurred net losses of approximately $97 million and $60 million for the twelve months ended December 31, 2000 and December 31, 2001, respectively. Non-cash expenses including depreciation, amortization, amortization of stock-based compensation, net loss on sales of assets and long-lived asset impairment charges accounted for approximately 87% and 89% of the net loss attributable to common shareholders for the twelve months ended December 31, 2000 and December 31, 2001, respectively. We incurred cash losses, excluding restructuring costs, of approximately $14.3 million and $6.9 million for the twelve months ended December 31, 2000 and December 31, 2001, respectively. Including restructuring costs, we incurred cash losses of approximately $14.5 million and $8.9 million for the twelve months ended December 31, 2000 and December 31, 2001, respectively.

Results of Operations

      For comparative purposes, the cumulative effect of change in accounting principle of $351,980 resulting from the implementation in 2000 of SAB No. 101 has been excluded from the results of operations summarized below. All share and per share amounts have been restated to reflect our 1-for-8 reverse stock split effected in May 2001.

	Years Ended December 31,

		% of		% of		% of
	1999(1)	Revenues	2000	Revenues	2001	Revenues

Revenues	$2,349,913	100%	$19,911,544	100%	$25,764,043	100%

Cost of services, license, hardware, implementation and maintenance	1,958,318	83	10,105,570	51	14,115,008	55

Gross profit	391,595	17	9,805,974	49	11,649,035	45

Operating expenses:

Selling and marketing	2,587,607	110	9,422,085	47	3,559,257	14

General and administrative, excluding amortization of stock based compensation and restructuring costs	1,894,028	81	11,342,280	57	11,556,547	45

Restructuring costs	—	0	211,200	1	2,002,139	8

	4,481,635	191	20,975,565	105	17,117,943	66

EBITDA loss(2)	(4,090,040)	(174)	(11,169,591)	(56)	(5,468,908)	(21)

Other cash expenses:

Depreciation	193,000	8	1,773,436	9	2,065,577	8

Preferred stock dividends	24,200	1	520,000	3	520,000	2

Interest expense, net	673,972	29	1,050,664	5	878,824	3

	891,172	38	3,344,100	17	3,464,401	13

Cash loss(3)	(4,981,212)	(212)	(14,513,691)	(73)	(8,933,309)	(35)

Other non-cash expenses:

Amortization	12,863,016		52,802,042		32,969,808

Amortization of stock-based compensation	4,591,888		3,192,688		1,255,437

Extraordinary item	4,518,760		—		—

Loss on sales of assets	—		—		4,719,863

Long-lived asset impairment	—		26,300,278		12,142,146

	21,973,664		82,295,008		51,087,254

Net loss attributable to common shareholders	$(26,954,876)		$(96,808,699)		$(60,020,563)

	Years Ended December 31,

		% of			% of		% of
	1999(1)	Revenues	2000		Revenues	2001	Revenues

Weighted average basic and diluted shares outstanding	1,442,754		2,781,141			3,354,909

EBITDA loss per share(2)	$(2.83)		$(4.02)			$(1.63)

Cash loss per share(3)	$(3.45)		$(5.22)			$(2.66)

Net loss per share	$(18.68)		$(34.81)			$(17.89)

Adjusted EBITDA loss(4)	$(4,090,040)		$(10,958,391)			$(3,466,769)

Adjusted EBITDA loss per share(4)	$(2.83)		$(3.94)			$(1.03)

Cash loss, excluding restructuring costs(3)	$(4,981,212)		$(14,302,491)			$(6,931,170)

Cash loss per share excluding restructuring costs(3)	$(3.45)		$(5.14)			$(2.07)

Net loss, excluding restructuring costs, long-lived asset impairment and net loss on sales of assets	$(26,954,876)		$(69,922,221	)(5	)	$(41,156,415)

Net loss per share, excluding restructuring costs, long-lived asset impairment and net loss on sales of assets	$(18.68)		$(25.14)			$(12.27)

(1)	The results of operations for the Predecessor from January 1, 1999 to February 28, 1999 and the results of operations for Netzee for the period from March 1, 1999 to December 31, 1999 have been combined for comparative purposes.
(2)	EBITDA is defined as earnings before interest, taxes, depreciation, amortization and amortization of stock-based compensation.
(3)	Cash loss is defined as net loss attributable to common shareholders plus amortization of intangible assets, amortization of stock-based compensation, net loss on sales of assets, long-lived asset impairment charges extraordinary items and cumulative effect of change in accounting principle.
(4)	Adjusted EBITDA is defined as EBITDA excluding restructuring costs.
(5)	Includes $375,000 in accelerated stock-based compensation expenses related to our management restructuring.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

      Total revenues increased approximately $5.9 million, or 29%, from approximately $19.9 million for the twelve months ended December 31, 2000 to approximately $25.8 million for the twelve months ended December 31, 2001. This increase consisted primarily of an increase in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers, and an increase in the number of their customers utilizing our products. This increased customer base resulted from new customer implementations, additional product sales to existing customers and customers obtained from Harland in November 2000, and is partially offset by approximately $5 million in decreases resulting from the sale of our regulatory reporting assets to InterCept and bill payment assets to iPay.

Cost of services, license, hardware, implementation and maintenance

      Cost of services, license, hardware, implementation and maintenance increased by approximately $4.0 million, or 40%, from approximately $10.1 million for the twelve months ended December 31, 2000 to approximately $14.1 million for the twelve months ended December 31, 2001. The increase in the cost of services, license, hardware, implementation and maintenance was due primarily to an increase in the total number of institutional customers for which we have implemented our products and costs associated with certain of the Acquired Operations during the fourth quarter of 2000.

      As a percentage of revenue, cost of services, license, hardware, implementation and maintenance increased to 55% from 51% for the twelve months ended December 31, 2001 as compared to the twelve months ended December 31, 2000. Correspondingly, our gross margin decreased to 45% from 49% for the twelve months ended December 31, 2001 as compared to the twelve months ended December 31, 2000. These changes were due primarily to the sale of our regulatory reporting business in February 2001, which generated higher margins relative to our remaining non-core businesses, partially offset by cost reductions from the consolidation of our data center operations.

Selling and marketing expenses

      Selling and marketing expenses decreased by approximately $5.9 million, or 63%, from approximately $9.4 million for the twelve months ended December 31, 2000 to approximately $ 3.6 million for the twelve months ended December 31, 2001. The decrease in selling and marketing expenses was primarily due to a decrease in sales personnel associated with our restructuring, lower new sales volume and sales commissions paid in 2001 as compared to 2000 as well as a decrease in our external advertising expenditures compared to levels in the prior year. As a percentage of revenue, selling and marketing expenses decreased to 14% from 47% for the twelve months ended December 31, 2001 as compared to the twelve months ended December 31, 2000.

General and administrative expenses

      General and administrative expenses increased by approximately $300,000, or 2%, from approximately $11.3 million for the twelve months ended December 31, 2000 to approximately $11.6 million for the twelve months ended December 31, 2001. The increase in general and administrative expenses was primarily due to increases in overall business and operating activities, an increase in the number of employees and facilities obtained during 2000 from certain of the Acquired Operations and an increase in management, support staff, and general operating expenses resulting from our growth over the prior year. Additionally, due to our growth over the prior year, we experienced increased product development costs and higher insurance costs as compared to the prior year. These increases were partially offset by reductions in personnel and facility costs resulting from our restructuring and office consolidation efforts. As a percentage of revenue, general and administrative expenses decreased to 45% from 57% for the twelve months ended December 31, 2001, as compared to the twelve months ended December 31, 2000.

EBITDA loss

      EBITDA loss for the twelve months ended December 31, 2001, was approximately $5.5 million, or $1.63 per share on 3.4 million weighted average shares outstanding, compared to $11.2 million, or $4.02 per share on 2.8 million weighted average shares outstanding for the same period last year. As a percentage of revenue, EBITDA loss decreased to 21% from 56% for the twelve months ended December 31, 2001 as compared to the twelve months ended December 31, 2000.

      Adjusted EBITDA loss, or EBITDA excluding restructuring costs, for the twelve months ended December 31, 2001 was approximately $3.5 million, or $1.03 per share, compared with $11.0 million, or $3.94 per share in the same period last year. The improvement is primarily due to increased revenues as well as cost reductions resulting from our restructuring efforts.

Restructuring costs

      Restructuring costs increased by approximately $1.8 million, from approximately $211,000 for the twelve months ended December 31, 2000 to approximately $2.0 million for the twelve months ended December 31, 2001. Restructuring costs consisted of severance and payroll related items, as well as certain office lease and contract termination costs. During the first quarter of 2001, we finalized and announced a plan to reduce our operating expenses through the consolidation of our Internet banking and bill payment operations. This plan has resulted in the closure of our offices in Alabama, Kentucky, Tennessee, and Texas, as well as a reduction in our operations in Connecticut. During the fourth quarter of 2001, we finalized these efforts with further staff reductions in our sales force, as well as at our Atlanta and Portland offices.

Depreciation

      Depreciation increased by approximately $300,000, or 16%, from approximately $1.8 million for the twelve months ended December 31, 2000 to approximately $2.1 million for the twelve months ended December 31, 2001. This increase was primarily due to the depreciation of acquired assets and from depreciation associated with capital acquisitions used to support our growth during the prior year. This was partially offset by the elimination of depreciation costs associated with assets that were sold during 2001. As a percentage of revenue, depreciation expenses decreased to 8% from 9% for the twelve months ended December 31, 2001 as compared to the twelve months ended December 31, 2000.

Preferred stock dividends

      Preferred stock dividends related to accrued dividends on our Series B 8% preferred stock. No dividends were paid related to fiscal 2000 and 2001.

Interest expense, net

      Net interest expense decreased by approximately $200,000, or 16%, from approximately $1.1 million for the twelve months ended December 31, 2000 to approximately $900,000 for the twelve months ended December 31, 2001. This decrease was due to a lower average effective interest rate on the average debt balances for the twelve months ended December 31, 2001, as compared to the twelve months ended December 31, 2000, partially offset by a higher weighted average debt balance in fiscal 2001 as compared to fiscal 2000. As a percentage of revenue, net interest expense decreased to 3% from 5% for the twelve months ended December 31, 2001 as compared to the twelve months ended December 31, 2000.

Cash loss

      For the twelve months ended December 31, 2001, cash loss decreased to $8.9 million, or $2.66 per share on 3.4 million weighted average shares outstanding, compared with $14.5 million, or $5.22 per share on 2.8 million weighted average shares outstanding, for the twelve months ended December 31, 2000. As a percentage of revenue, cash loss decreased to 35% from 73% for the twelve months ended December 31, 2001 as compared to the twelve months ended December 31, 2000.

      Excluding restructuring costs, cash loss decreased to $6.9 million, or $2.07 per share, for the twelve months ended December 31, 2001 compared to approximately $14.3 million, or $5.14 per share, for the twelve months ended December 31, 2000. This decrease was due primarily to increases in revenues as well as decreases in other operating expenses resulting from our restructuring efforts.

Amortization expense

      Amortization expense decreased by approximately $19.8 million, or 38%, from approximately $52.8 million for the twelve months ended December 31, 2000 to approximately $33.0 million for the twelve months ended December 31, 2001. Amortization expense decreased primarily due to the write-down of certain intangible assets during 2000 and the write down of DVI-related assets during 2001, combined with the elimination of the amortization related to the regulatory reporting assets that were sold in February 2001. These decreases were partially offset by the additional amortization expense resulting from the Harland assets purchased in November 2000.

Amortization of stock-based compensation

      Amortization of stock-based compensation decreased by approximately $1.9 million, or 38%, from approximately $3.2 million for the twelve months ended December 31, 2000 to approximately $1.3 million for the twelve months ended December 31, 2001. Stock-based compensation expense declined due to the forfeiture of certain unvested stock options by terminated employees and the partial accelerated vesting of a restricted stock award during the fourth quarter of 2000. Each of these items related to our restructuring efforts.

Net loss on sales of assets

      Net loss on sales of assets was approximately $4.7 million for the twelve months ended December 31, 2001 and resulted primarily from the sale of our regulatory reporting and DVI-related assets in February 2001 and November 2001, respectively, partially offset by the gain on certain bill payment assets sold in May 2001.

Long-lived asset impairment

      Long-lived asset impairment was approximately $12.1 million for the twelve months ended December 31, 2001, compared to approximately $26.3 million for the twelve months ended December 31, 2000. Long-lived asset impairment charges resulted primarily from the write down of certain intangible assets related to certain acquisitions in 2000, and the closure of certain operations during 2001.

Net loss

      Net loss for the twelve months ended December 31, 2001 was $60.0 million, or $17.89 per share, compared with $96.8 million, or $34.81 per share, for the twelve months ended December 31, 2000. Excluding long-lived asset impairment charges, restructuring costs and net loss on sales of assets, net loss for the twelve months ended December 31, 2001 totaled $41.2 million, or $12.27 per share, compared with $69.9 million, or $25.14 per share, for the twelve months ended December 31, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

      Total revenues increased by approximately $17.6 million, or 747%, from approximately $2.3 million for the twelve months ended December 31, 1999 to approximately $19.9 million for the twelve months ended December 31, 2000. This increase consisted primarily of an increase in monthly maintenance and service revenues due primarily to the increase in the number of financial institution customers, and an increase in the number of financial institution customers utilizing our products. This increased customer base is a result of new sales, additional product sales to existing customers and customers obtained from the Acquired Operations.

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

EBITDA loss

      EBITDA loss for the twelve months ended December 31, 2000 was approximately $11.2 million, or $4.02 per share on 2.8 million weighted average shares outstanding, compared to $4.1 million, or $2.83 per share on 1.4 million weighted average shares outstanding, for the twelve months ended December 31, 1999. As a percentage of revenue, EBITDA loss decreased to 56% from 174% for the twelve months ended December 31, 2000 as compared to the twelve months ended December 31, 1999.

      Adjusted EBITDA loss for the twelve months ended December 31, 2000 was approximately $10.9 million, or $3.94 per share, compared with $4.1 million, or $2.83 per share, in the same period in 1999.

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

Cash loss

      Cash loss increased by approximately $9.5 million, or 191%, from approximately $5.0 million, or $3.45 per share on 1.4 million weighted average shares outstanding for the twelve months ended December 31, 1999 compared to $14.5 million, or $5.22 per share on 2.8 million weighted average shares outstanding for the twelve months ended December 31, 2000. The increase was due to increases in operating expenses, including selling and marketing, general and administrative, depreciation, interest and preferred dividends. Operating expenses increased in fiscal year 2000 as we experienced an increase in our number of employees and facilities, primarily obtained from the Acquired Operations. We also increased our sales staff over staffing levels in fiscal 1999, expanded our data center operations and experienced an increase in the staff necessary to support our increased customer base. The increase in cash loss as a result of increased operating expenses was partially offset by increases in our revenues.

      Excluding restructuring costs, cash loss increased to $14.3 million, or $5.14 per share for the twelve months ended December 31, 2000 compared to approximately $5.0 million, or $3.45 per share for the comparable period in 1999.

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

Net loss

      Net loss for the twelve months ended December 31, 2000 was $96.8 million, or $34.81 per share, compared with $27.0 million, or $18.68 per share, for the twelve months ended December 31, 1999. Excluding extraordinary item, long-lived asset impairment charges and restructuring costs, net loss for the twelve months ended December 31, 2000 totaled $69.9 million, or $25.14 per share, compared with $27.0 million, or $18.68 per share, for the twelve months ended December 31, 1999.

Liquidity and Capital Resources

      Our operating activities used cash of approximately $8.4 million and $15.6 million for the twelve months ended December 31, 2001 and 2000, respectively. Cash used in operating activities for the twelve months ended December 31, 2001 resulted primarily from our net operating losses, the payment of restructuring related costs and the recognition of previously collected deferred revenue. This was partially offset by the collection of receivables during the twelve months ended December 31, 2001. Cash used in operating activities for the twelve months ended December 31, 2000 resulted primarily from our operating losses and the payment of accounts payable and accrued liabilities. This was partially offset by the advance collection of deferred revenue.

      Our investing activities provided cash of approximately $14.0 million and used cash of approximately $4.3 million for the twelve months ended December 31, 2001 and 2000, respectively. Cash provided by investing activities for the twelve months ended December 31, 2001 resulted primarily from the disposition of our regulatory reporting assets in February 2001, certain bill payment assets in May 2001 and the DVI-related assets in November 2001. This was partially offset by the purchase of property, equipment and costs associated with capitalized software development and the purchase of other property required to support our business, as well as our acquisition of assets from HomeCom in March 2001. Cash used in investing activities for the twelve months ended December 31, 2000 resulted primarily from our investment in property, equipment and capitalized software for our data centers.

      Our financing activities used cash of approximately $6.0 million and provided cash of approximately $9.5 million for the twelve months ended December 31, 2001 and 2000, respectively. Cash used in financing activities for the twelve months ended December 31, 2001 resulted primarily from repayments on our credit facility with proceeds from the sale of our regulatory reporting assets, certain bill payment and DVI-related assets, as well as proceeds from the repayment of shareholder notes, offset by additional borrowings from our credit facility. Cash provided by financing activities for the twelve months ending December 31, 2000 resulted from additional borrowings from our credit facility, borrowings from a note payable, the repayment of shareholder notes and proceeds from the exercise of warrants. This was partially offset by the payments of notes payable assumed in the acquisition of DVI and repayments on our credit facility.

      Our working capital deficit as of December 31, 2001 was approximately $1.2 million compared to a working capital deficit of $5.5 million at December 31, 2000. This increase in working capital is primarily due to changes in working capital associated with certain dispositions of assets, partially offset by accrued dividends during 2001. As of December 31, 2001, we had $6.4 million in available borrowings under our credit facility, which we may use to remedy our working capital deficit.

      In February 2001, we completed the sale of certain of our regulatory reporting assets acquired from DPSC in 1999. As a result, we received cash proceeds of approximately $14.1 million. We used approximately $11.8 million of the proceeds to pay down principal balances on the joint credit facility. The balance of the proceeds was used to fund operations as well as to pay certain closing costs and certain liabilities related to the sale. In connection with this sale, we converted our $15 million line of credit with InterCept and our $5 million promissory note with Harland into a $20 million joint credit facility ($15 million funded by InterCept and $5 million funded by Harland). The terms of the credit facility remained consistent with the terms of the former line of credit and promissory note, except that both InterCept and Harland had the right (instead of just InterCept) to enforce the covenants contained in the line of credit agreement.

      In May 2001, we sold certain bill payment assets which we considered to be a non-core component of our business. We received cash proceeds of $1,275,000, which were primarily used to pay down our credit facility. In connection with this sale, Harland’s portion of the joint credit facility was permanently reduced to $4,775,000, reducing the total credit facility to $19,775,000. InterCept’s portion of the credit facility remained at $15 million.

      In November 2001, we sold certain assets we acquired from DVI to SS&C for gross proceeds of approximately $1.35 million, which were primarily used to pay down our credit facility. In connection with this sale, Harland’s portion of the joint credit facility was permanently reduced to $4,555,000, reducing the total credit facility to $19,555,000. InterCept’s portion of the credit facility remained at $15 million. As of December 31, 2001, the facility was funded approximately 77% by InterCept and 23% by Harland. As of December 31, 2001, we were in compliance with all of the covenants of the credit facility.

      In March 2002, we extended the maturity date of our joint credit facility from November 2, 2002 to April 10, 2003. We also reduced the total credit facility to $18,000,000. The first $17 million, to the extent borrowed, will be funded approximately 77% by InterCept and 23% by Harland. The remaining $1 million, if borrowed, will be funded solely by InterCept. We paid extension fees of $100,000 to InterCept and $20,000 to Harland as a result of these changes to the credit facility. As of March 29, 2002, we had approximately $4.3 million available under the line and we were in compliance with all of the covenants of the credit facility.

      In December 1999, we issued 500,000 shares of preferred stock in connection with our acquisition of DPSC. These shares of preferred stock permit us to repurchase all such shares at a price of $13.00 per share, plus accrued but unpaid dividends thereon, subject to certain conditions, none of which have currently been met. In addition, the holder of the preferred stock has the right, beginning on April 10, 2003, to require us to repurchase such stock at $13.00 per share, plus accrued but unpaid dividends thereon, except that in the event that indebtedness under our joint credit facility is accelerated, the repurchase right shall become immediately exercisable. On March 29, 2002, this repurchase right was extended from June 15, 2002 for an extension fee of approximately $500,000. Any repurchase of preferred shares will require the approval of our creditors pursuant to the terms of our credit facility and the banking regulators under the MOU. The preferred stock obligation is subordinate to our obligations to our creditors under the credit facility.

      We have incurred net losses since our inception. As of December 31, 2001, we had an accumulated deficit of approximately $184 million. These losses have resulted from the costs we have incurred to develop our products and services, and to increase our customer base and build our infrastructure as well as from the amortization of intangible assets associated with the Acquired Operations. We believe that our existing capital resources, together with cash provided by our operations and borrowings under our credit facility, will be sufficient to fund our working capital requirements for the next 12 months. If we are unable to achieve and maintain our cost savings goals, if our working capital requirements exceed our current expectations, if cash provided by our operations is less than anticipated, or if we make additional acquisitions, we may need to raise additional capital either through debt or equity sources before that time. We cannot be sure that we will be able to obtain the additional financing necessary to satisfy these additional capital requirements or to implement our strategy on acceptable terms or at all. Additionally, we may need to further extend the due dates of our line of credit as well as our preferred stock. If we cannot obtain this financing or these extensions on terms acceptable to us or at all, we may be forced to curtail some planned business expansion, we may be unable to fund our ongoing operations, or we may have to cease operations altogether. Alternatively, we may be required to reduce the level of spending on capital and operating expenses in order to utilize our existing financing and sources of liquidity to operate the business on a reduced scale.

Selected Quarterly Data

      The following table sets forth our selected quarterly data for the years ending December 31, 2000 and 2001. All share and per share amounts have been restated to reflect our 1-for-8 reverse stock split effected in May 2001.

	Quarter Ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

	(Unaudited)

Revenues	$7,468,000	$6,350,000	$6,236,000	$5,710,000

Gross profit	3,085,000	2,602,000	2,921,000	3,041,000

Operating loss	(19,974,000)	(9,591,000)	(21,781,000)	(7,276,000)

Net loss attributable to common shareholders	(20,400,000)	(9,904,000)	(22,129,000)	(7,587,000)

Basic and diluted loss per share	(6.08)	(2.96)	(6.60)	(2.25)

	Quarter Ended

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

	(Unaudited)

Revenues	$2,815,349	$4,303,000	$5,235,000	$7,558,000

Gross profit	1,224,000	2,181,000	2,640,000	3,760,000

Operating loss	(15,606,000)	(17,544,000)	(17,191,000)	(44,897,000)

Net loss before extraordinary item and change in accounting principle	(15,847,000)	(17,913,000)	(17,846,000)	(45,202,000)

Net loss attributable to common shareholders	(16,156,000)	(17,902,000)	(17,703,000)	(45,752,000)

Loss per share before extraordinary item and change in accounting principle	(6.10)	(6.60)	(6.51)	(14.73)

Basic and diluted loss per share(1)(2)	(6.24)	(6.56)	(6.48)	(14.91)

(1)	The sum of the quarterly basic and diluted loss per share does not equal the year-to-date basic and diluted loss per share calculation for the respective fiscal periods presented, due to differences in rounding as well as differences in quarterly average shares outstanding versus year-to-date average shares outstanding.

(2)	The data for the quarters ended March 31, June 30 and September 30, 2000 have been restated as a result of our adoption of SAB No. 101 in the fourth quarter of 2000. SAB No. 101 established guidelines for revenue recognition and enhanced revenue recognition disclosure requirements. See Note 12 in Notes to Consolidated Financial Statements.

Factors that May Affect Our Future Results of Operations or Financial Condition

To execute our strategy, we may require additional funding that may not be available on favorable terms or at all, and a lack of funds could substantially impair our ability to operate, grow and be profitable

      We do not have sustained earnings or positive cash flow, and our business strategy currently requires us to incur significant expenses to operate competitively and to grow our business. We do not currently have adequate cash flow from operations to fund these expenses, although we expect to achieve positive cash flow from operations in fiscal 2002. Until that time, we will be funding our operations from borrowings under our credit facility. If we are unable to borrow money under that facility for whatever reason, our business and operations would be greatly impaired and we would be required to seek new or additional sources of funds. If we should need additional financing, it may not be available on favorable terms or at all. If we cannot raise adequate funds to satisfy our operating and capital requirements, we may have to limit our operations significantly or cease operations altogether. Our future operating and capital requirements depend upon many factors, including:

•	our ability to maintain and achieve our cost levels and targets;

•	the response of customers to our product and service offerings;

•	the extent to which we expand our products and services; and

•	the extent to which we develop and upgrade our technology and data network infrastructure.

Because we have a limited operating history in a rapidly evolving industry, it is difficult to evaluate our business and prospects

      We were incorporated in August 1999 as the successor to a company which had operated only since October 1996. Therefore, it is difficult for an investor to evaluate us and our prospects. An investor in our common stock must consider the risks we face as a company operating in the relatively new and rapidly evolving Internet banking and e-commerce markets. These risks include our inability to:

•	operate profitably;

•	comply with regulatory guidelines;

•	develop, test, market and sell our products and services;

•	expand successfully our sales and marketing efforts;

•	maintain our current, and develop new, strategic marketing alliances;

•	promote acceptance of our Internet based services by our community financial institution customers and their customers;

•	protect our Internet-based products and services and our data stored on our servers from unauthorized access or use;

•	respond effectively to competitive pressures; and

•	continue to develop and upgrade our technology.

      We may not succeed in achieving any or all of these goals. We may never achieve or sustain profitability.

We have a history of losses and anticipate losses in the future, and we may never become profitable

      We incurred net losses of approximately $60 million for the year ended December 31, 2001. We expect to incur significant operating losses in the foreseeable future. We will need to generate significant revenues to achieve and maintain profitability, and we cannot give assurances that we will be able to do so. Our revenues for the year ended December 31, 2001 were approximately $26 million, and our cash operating expenses for the year were approximately $35 million. If our revenues are less than we anticipate or if we cannot reduce our operating expenses as expected, our financial performance will be adversely affected. See “Selected Financial Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our continued inability to comply with the maintenance listing criteria of the Nasdaq National Market may cause our common stock to be delisted

      Our common stock is currently listed on the Nasdaq National Market. Thus, we are subject to financial and market-related requirements and other qualitative standards established by Nasdaq to maintain our listing. On February 14, 2002, we were notified by Nasdaq that we failed to meet the $5 million minimum market value requirement for our publicly held shares. We have been given until May 15, 2002 to come into compliance with this rule. If we fail to meet this requirement, Nasdaq could delist our common stock. If this were to happen, it may be more difficult for a shareholder to buy or sell our stock at competitive market prices, or at all, and we may lose support from institutional investors, brokerage firms and market makers, if any, that currently buy and sell our stock and provide information to investors about us. Such an event could also cause the price of our stock to decrease further. It is likely that we will be delisted from the Nasdaq National Market.

     Our business and prospects will suffer if end users do not accept and use our products and services

      We derive substantially all of our revenues from products and services provided to community financial institutions, their customers and other participants in the financial services industry. Our future success depends significantly upon the willingness of community financial institutions to offer technological innovations such as Internet and telephone banking and upon their customers’ demand for and acceptance of these technological innovations. If community financial institutions and their customers do not readily accept these technological innovations as reflected in our products and services, we will experience reduced demand for our products and services.

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

We have recently experienced a period of significant operational reductions that may place a strain on our ability to achieve revenue growth and profitability

      We previously experienced significant growth in our operations through acquisitions in 1999 and 2000. Our recent reorganization and the resulting reduction in personnel and facilities is placing and will continue to place additional demands on our management and operational ability. Our current management, sales, technical and accounting resources may not be adequate to support our anticipated revenue growth. Our future operating results will substantially depend on the ability of our management to handle changing business conditions and to implement and improve our systems. To manage these changes effectively, we must:

•	predict accurately the growth in the demand for our products and related services and our capacity to address that demand;

•	respond adequately to the needs of our financial institution customers and their customers;

•	motivate, manage and retain key employees; and

•	respond effectively to changes in the industry.

Our relationships with InterCept and Harland may present potential conflicts of interest, which may result in decisions that favor InterCept and Harland over our other shareholders

      Because Netzee, InterCept and Harland are engaged in the sale of electronic commerce products and services to community financial institutions, numerous potential conflicts of interest exist between these companies or their affiliates. We compete with each other when offering some products and services to potential customers. Our bylaws contain provisions addressing potential conflicts of interest between us and InterCept and the allocation of transactions that, absent such allocation, could constitute corporate opportunities of both companies. Under these provisions, InterCept may take advantage of a corporate opportunity rather than presenting that opportunity to us, absent a clear indication that the opportunity was directed to us rather than to InterCept.

      Our existing and future agreements and relationships with InterCept have not resulted and will not necessarily result from arms-length negotiations. InterCept currently owns approximately 28% of our common stock. Our Chairman, our former Vice Chairman, our Chief Executive Officer and another of our former directors are directors or significant shareholders of InterCept. In addition, John W. Collins, our Chairman, serves as Chief Executive Officer of InterCept. When the interests of InterCept diverge from our interests, InterCept’s officers and directors may exercise their influence in InterCept’s best interests. Therefore, our agreements and relationships with InterCept may be less favorable to us than those that we could obtain from unaffiliated third parties. Moreover, many of the transactions between us and InterCept do not lend themselves to precise allocations of costs and benefits. Thus, the value of these transactions will be left to the discretion of the parties, who are subject to potentially conflicting interests.

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

The unpredictability of our future financial results and events beyond our control may adversely affect the trading price of our common stock

      The price of our common stock has fluctuated substantially and our financial results and stock price may fluctuate substantially in the future. These fluctuations may be caused by numerous factors, including pricing competition for our products and services and our ability to generate revenues and operate profitably. Other factors which may cause our common stock to be adversely affected and which may cause significant fluctuations in our stock price include:

•	our actual or anticipated operating results;

•	our actual or anticipated growth rates, as they may change from time to time;

•	our ability to remain listed on the Nasdaq National Market;

•	changes in analysts’ estimates;

•	competitors’ announcements;

•	regulatory actions;

•	industry conditions;

•	general economic conditions; and

•	a variety of other factors that we have discussed elsewhere in “Factors That May Affect Our Future Results of Operations or Financial Condition.”

      Further, the market for Internet and technology companies has experienced extreme price and volume volatility that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. The trading prices of the stock of many Internet and technology companies remain at or near historical lows and reflect relative valuation levels substantially lower than historical levels. Because our stock price is currently very low and the number of shares outstanding is relatively small, small trades and changes in our stock price can produce significant percentage changes in the value of our common stock.

Our sales efforts may be delayed because community financial institutions are generally slow to adopt new technology, and our financial condition may make sales of our products and services to such financial institutions more difficult

      Community financial institutions tend to be cautious in making purchase decisions regarding new technologies. This requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products and services prior to the purchase of our products and services. Further, community financial institutions are frequently slow to approve capital expenditures and to review new technologies that affect key operations. In addition, our low stock price, operating losses, recent security issues and level of financial resources have made some financial institutions reluctant to purchase our products and services. All of this could have the effect of significantly lengthening our sales cycle or reducing sales, thereby delaying revenue growth and adversely affecting our business, operating results and financial condition.

Our operating results may be adversely affected because implementation of our Internet banking products and services by our community financial institution customers may take longer than we anticipate

      During the course of an initial implementation of our Internet banking products and services, we must integrate our Internet banking software with a community financial institution’s core processing systems. This involves the installation of an interface to permit communication between our Internet banking products and services and the community financial institution’s core processing systems. We may, from time to time, experience some delays in the integration process, particularly if we do not already have an established interface for a particular core processing system. It takes us an average of 60 to 90 days to implement our service bureau Internet banking services. A longer integration period will increase our costs associated with the implementation and delay the recognition of revenues. Changes to existing core software systems by existing customers and custom implementations for future client financial institutions may also cause integration delays in future implementations that could have a material adverse effect on our business, operating results and financial condition for subsequent periods. The implementation of our in-house Internet banking product depends on the size and complexity of the financial institution’s infrastructure of systems, network structure and software.

Damage to our data centers would result in failures or interruptions in providing our products and services to our customers, which could jeopardize our business and customer relationships

      Although we have backup facilities to provide Internet services if either or both of our data centers fail to function, a natural disaster, such as a fire, tornado or flood, or other unanticipated problem at one or more of our data centers, including an extended power loss, telecommunications failure, break-in or other security breach, computer virus, hacker attack or other events beyond our control, could nevertheless result in failures or interruptions in providing our products and services to our customers. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations. See “— Network security problems could hinder the growth of the Internet and cause us to lose customers.”

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

      Customers of financial institutions that continue to use our products and services may ultimately decide to discontinue using the Internet banking and related product offerings of that financial institution because of concerns regarding our financial condition or inability to offer a secure and stable Internet banking system. A decrease in the use of our Internet banking system by customers of community financial institutions could have a material adverse effect on our business, financial condition, results of operations and future prospects. Our business, financial condition and results of operations would suffer if community financial institution customers terminate their relationships with us for any reason. See “— Our business and prospects will suffer if end users do not accept and use our products and services.”

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

Network security problems could hinder the growth of the Internet and cause us to lose customers

      To the extent that our activities involve the storage and transmission of proprietary information, security breaches could expose us to possible liability and damage our reputation. Any compromise of our security could harm our business and could deter people from using the Internet to conduct transactions that involve transmitting confidential information. We rely on standard Internet security systems, all of which are licensed from third parties, to provide the security and authentication necessary to effect secure transmission of data. Nevertheless, compromises or breaches of our security measures have occurred and may occur in the future.

      Our networks have been, and may continue to be, vulnerable to unauthorized access, computer viruses and other disruptive problems. Someone who is able to circumvent our security measures could misappropriate our proprietary information or cause interruptions in our Internet operations. We, as well as other Internet and on-line service providers have in the past experienced, and we and they may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, including current and former employees or others. Concerns regarding security risks may deter community financial institutions from purchasing our products and services and deter their customers from using our products and services. We may need to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. These breaches may also require us to pay money damages to others who were harmed by them. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or termination of service to users accessing web sites that deliver our services, any of which could harm our business, financial condition and results of operations.

      Security breaches may permit unauthorized persons to obtain private financial information of users of the services we provide to our financial institution customers. If this private information is illegally obtained, it may be used to commit identity theft or commit other types of fraud. During 2001, we experienced the unauthorized access of private data due to a security breach at our former Birmingham, Alabama data center. As a result of this breach, unauthorized persons used the data to open online investment accounts and send extortion e-mails to financial institutions in an attempt to transfer funds using Internet-based person-to-person payment systems. To our knowledge, these incidents did not result in any material direct financial loss to any of our customers. However, we were required to invest considerable resources and management attention to investigate these incidents and properly notify our customers. Additionally, some of our customers terminated their contracts with us as a result of these incidents.

      While we have continued to invest in additional resources to prevent security breaches and other similar incidents from recurring, future security breaches would cause us to incur significant costs to investigate, restore services, implement additional security measures and notify our customers. Furthermore, additional unauthorized intrusions would likely result in additional customer attrition, which would have a material adverse impact on our business, results of operations and financial condition.

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

Increased competition may increase pricing pressures, reduce margins and create a loss of market share

      The market for our products and services is highly competitive. We compete with a variety of third parties, including other providers of Internet banking systems, as well as systems developed internally by financial institutions. We also expect competition in our markets to increase significantly as new companies enter our market and current competitors expand their product lines and services. These new competitors may include non-bank financial institutions, such as brokerage firms, on-line service providers and data processing vendors, among others. In many instances, these entities are dominant competitors and may enjoy substantial competitive advantages, including:

•	greater name recognition;

•	better financial condition;

•	greater financial, technical and marketing resources to devote to the development, promotion and sale of their services;

•	longer operating histories; and

•	a larger base of client financial institutions.

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

      For example, the U.S. Congress enacted the Gramm-Leach-Bliley Act in November 1999. This law may restrict or prohibit our ability to offer third parties access to non-public personal information generated by our Internet banking products and services. Further, with respect to the information of each particular individual that does business with a community financial institution, we will be required to comply with the privacy policies that are adopted by each financial institution. Pursuant to this law, the federal banking authorities, the Securities and Exchange Commission and the Federal Trade Commission have adopted rules and regulations implementing this law. Finally, this law specifically permits states to adopt financial privacy laws that are more restrictive than federal law. Some states have interpreted laws that were in effect when the Gramm-Leach-Bliley Act was enacted to be more restrictive than the new federal laws, and those states have continued to enforce those laws. Several other states have adopted or are considering the adoption of consumer privacy legislation that would be more restrictive than this federal law, and it is possible that every state in which we provide our products and services could adopt laws that are more restrictive than the Gramm-Leach-Bliley Act and its complementary rules. This law or the adoption of other laws or regulations affecting our business or our community financial institution customers’ businesses could reduce our growth rate or could otherwise have a material adverse effect on our business, financial condition and operating results. See “Business — Government Regulation.”

Taxation of our Internet products and services could affect our pricing policies and reduce demand for our products and services

      Any legislation that substantially impairs the growth of e-commerce could have a material adverse effect on our business, financial condition and operating results. The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals at the federal, state and local levels in the United States and before foreign governments would, if enacted, impose taxes on the sale of goods and services provided over the Internet. The Internet Tax Nondiscrimination Act extends a moratorium on new state and local taxes on Internet commerce until November 1, 2003. However, future laws may impose taxes or other regulations on such commerce. We cannot predict the effect of any such future laws or current attempts to tax or regulate commerce over the Internet.

Our stock value may be adversely affected because our management and affiliates beneficially own approximately 53% of our common stock, and thus no corporate actions requiring shareholder approval can be taken without their approval

      Our officers, directors and affiliated persons beneficially own approximately 53% of our common stock. As a result, our officers, directors and affiliated persons effectively are able to:

•	elect, or defeat the election of, our directors;

•	amend or prevent amendment of our articles of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the shareholders for vote.

      Our public shareholders, for so long as they hold less than a majority of the outstanding shares of our common stock, are unable to control the outcome of any shareholder vote. Management’s stock ownership may discourage a potential acquirer from offering to purchase or otherwise attempting to obtain control of Netzee, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Future sales of our common stock will dilute current shareholder ownership and may further depress our stock price

      We may seek to raise funds to support or expand our operations by selling shares of our common or preferred stock. In the future, we may acquire other businesses and products using our stock or a combination of our stock and cash. Such issuances would dilute current shareholder ownership interest in Netzee.

      Our stock price is currently very low. If our shareholders sell substantial amounts of our common stock, including shares issuable upon the conversion of shares of preferred stock and the exercise of outstanding options, the market price of our common stock could fall further. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 25, 2002, we had 3,377,911 shares of common stock outstanding, 51,384 shares of common stock reserved for issuance upon the conversion of our Series B preferred stock and outstanding options to acquire 202,973 shares of common stock.

      In addition, we may be required to register up to 550,000 shares of common stock that we issued to Harland in connection with our acquisitions of assets from Harland, subject to the terms and conditions of a registration rights agreement we entered into with Harland.

      Further, we have reserved a total of 790,404 shares of our common stock for issuance under our stock option plan. The plan provides that this amount will be automatically increased on January 1 of each year to an amount equal to 20% of the fully diluted shares of our common stock on the preceding December 31, provided, however, that the number of shares available for issuance shall not be less than 437,500. As of March 25, 2002, we have outstanding options to purchase a total of 202,973 shares of common stock under this plan. We have registered all of the shares presently issuable under this plan for sale in the public market.

Our future earnings will be reduced because we have a significant amount of intangible assets

      As of December 31, 2001, approximately $22 million, or 68%, of our total assets were intangible assets. These intangible assets primarily represent amounts attributable to the issuance of stock in acquisitions accounted for as purchases. We will likely record additional intangible assets in the future if we acquire additional businesses. Additionally, we currently amortize intangible assets over a useful life that management believes is reasonable and is allowable under generally accepted accounting principles, or GAAP. GAAP can change in the future and affect the amortization period and therefore our future results. Additionally, any additional impairment in the value of these intangible assets could have a material adverse effect on our business, financial condition and operating results.

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

      In October 2001, the FASB approved SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In contrast to SFAS No. 121, this statement requires the exclusion of goodwill from its scope and, therefore, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with the Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes.” APB No. 20 requires that a change in estimate be accounted for in the period of change if the change only affects that period or the period of change and future periods if the change affects both. APB No. 20 does not require restatement or pro forma information for prior periods. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are required to adopt SFAS No. 144 on January 1, 2002. We believe that the adoption of SFAS No. 144 will not have a material impact on our financial position or results of operations.

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

Item 8.     Financial Statements and Supplementary Data

      The Consolidated Financial Statements of Netzee, including Netzee’s Consolidated Balance Sheets as of December 31, 2000 and 2001 and Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Shareholders’ Equity for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999, and for the years ended December 31, 2000 and 2001, together with the report thereto of Arthur Andersen LLP dated February 15, 2002 (except with respect to related party borrowings and preferred stock discussed in Note 21, as to which the date is March 29, 2002), are attached hereto as pages F-1 through F-29.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Since January 1, 2000, we have not had any disagreements on accounting or financial disclosures with our accountants and we have not changed such accountants.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      In accordance with General Instruction G(3) to the Form 10-K, the information required by this item is hereby incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2002.

Item 11.     Executive Compensation

      In accordance with General Instruction G(3) to the Form 10-K, the information required by this item is hereby incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2002.

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

      In accordance with General Instruction G(3) to the Form 10-K, the information required by this item is hereby incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2002.

Item 13.	Certain Relationships and Related Transactions

      In accordance with General Instruction G(3) to the Form 10-K, the information required by this item is hereby incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibits and Financial Statements.

      Financial Statements

      The following consolidated financial statements of Netzee, Inc. and Subsidiaries are filed as part of this Report and are attached hereto as pages F-1 through F-29:

            (i) Report of Independent Public Accountants

(ii)	Consolidated Balance Sheets at December 31, 2000 and 2001

(iii)	Consolidated Statements of Operations for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999, and for the years ended December 31, 2000 and 2001

(iv)	Consolidated Statements of Cash Flows for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999, and for the years ended December 31, 2000 and 2001

(v)	Consolidated Statements of Shareholders’ Equity for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999, and for the years ended December 31, 2000 and 2001

           (vi) Notes to Consolidated Financial Statements

      Financial Statement Schedule

      Schedule II — Valuation and Qualifying Accounts, is incorporated by reference herein from Exhibit 99.2 filed herewith. The Report of Independent Public Accountants on Financial Statement Schedule with respect thereto is incorporated by reference herein from Exhibit 99.3 filed herewith.

      (3) Exhibits

Exhibit
No.	Description of Exhibits

2.1*	Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.(1)
2.2*	Agreement and Plan of Merger, dated September 3, 1999, by and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.(1)
2.3*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank.(1)
2.4*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent BankersBank.(1)
2.5*	Acquisition Agreement, dated September 3, 1999, by and among Netzee, Inc., Call Me Bill, LLC and each of the members of Call Me Bill, LLC.(1)
2.6*	Asset Transfer Agreement, dated August 6, 1999, by and between The InterCept Group, Inc. and Direct Access Interactive, Inc.(1)
2.7*	Agreement and Plan of Merger, dated September 3, 1999, by and between Netzee, Inc. and Direct Access Interactive, Inc.(1)

Exhibit
No.	Description of Exhibits

2.8*	Asset Purchase Agreement, dated December 15, 1999, by and among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.(2)
2.9*	Asset Purchase Agreement, dated February 28, 2000, by and among Netzee, Inc., Digital Visions, Inc. and certain shareholders of Digital Visions, Inc.(3)
2.10*	Asset Purchase Agreement, dated July 28, 2000, by and among Netzee, Inc., NetzeePlus, Inc., Card Plus, Inc. and the shareholders of Card Plus, Inc.(7)
2.11*	Asset Purchase Agreement, dated September 29, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(8)
2.11.1*	Amendment No. 1 to the Asset Purchase Agreement, dated November 10, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(8)
2.12*	Asset Purchase Agreement, dated February 2, 2001, by and among Netzee, Inc., Netcal, Inc. and The InterCept Group, Inc.(9)
2.13*	Asset Purchase Agreement, dated March 15, 2001, by and between Netzee, Inc., and HomeCom Communications, Inc.(11)
2.14*	Asset Purchase Agreement, dated May 8, 2001, by and among Netzee, Inc., Call Me Bill, LLC, and iPay, LLC.(11)
2.15*	Asset Purchase Agreement, dated November 15, 2001, by and between Netzee, Inc. and SS&C Technologies, Inc.(12)
3.1	Amended Articles of Incorporation of Netzee, Inc., as amended to date.(11)
3.2	Amended and Restated Bylaws of Netzee, Inc., as amended.(4)
4.1	Form of Netzee, Inc. common stock certificate.(11)
4.2	Form of Netzee, Inc. Series B 8% Convertible Preferred Stock certificate.(7)
4.3	Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(2)
4.3.1	First Amendment to Registration Rights Agreement, dated September 29, 2000, by and between Netzee, Inc. and Bruce R. Gall & Associates, Inc., on behalf of each of the former shareholders of DPSC Software, Inc.(7)
4.3.2	Second Amendment to Registration Rights Agreement, dated March 29, 2002, by and among Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.
4.4	Registration Rights Agreement, dated July 28, 2000, by and between Netzee, Inc. and Card Plus, Inc.(7)
4.5	Registration Rights Agreement, dated November 10, 2000, by and between Netzee, Inc. and John H. Harland Company.(8)
10.1	Netzee, Inc. 1999 Stock Option and Incentive Plan.(1)
10.2	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Glenn W. Sturm.(1)
10.3	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and John W. Collins.(1)
10.4	Option Agreement, dated August 5, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Richard S. Eiswirth.(1)
10.5	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and Glenn W. Sturm.(1)
10.6	Employment Agreement, dated March 1, 2000, by and between Netzee, Inc. and Richard S. Eiswirth.(4)
10.6.1	Amendment to Employment Agreement, dated May 1, 2001, by and between Netzee, Inc. and Richard S. Eiswirth.(11)

Exhibit
No.	Description of Exhibits

10.7	Form of Indemnification Agreement entered into between Netzee, Inc. and each of its executive officers and directors.(1)
10.8	Promissory Note, dated September 1, 1999, from Richard S. Eiswirth as maker to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)
10.9	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and TIB The Independent Bankers Bank.(1)(5)
10.10	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and The Bankers Bank.(1)(5)
10.11	Commercial Lease, dated January 9, 1998, by and between DMB, LLC and Netzee, Inc. (as successor to Direct Access Interactive, Inc. (as successor to SBS Corporation)).(1)
10.12	Credit Agreement, dated May 31, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(6)
10.12.1	Amendment No. 1 to Credit Agreement, dated September 29, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(7)
10.12.2	Amended and Restated Credit Agreement, dated February 2, 2001, by and among Netzee, Inc., The InterCept Group, Inc. and John H. Harland Company.(9)
10.12.3	Consent and Release, dated May 1, 2001, by and among Netzee, Inc., Call Me Bill, LLC, The InterCept Group, Inc., and John H. Harland Company.(11)
10.12.4	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 29, 2002, by and among Netzee, Inc., InterCept, Inc. and John H. Harland Company.
10.13	Employment Agreement, dated July 26, 2000, by and between Netzee, Inc. and Catherine G. Silver.(7)
10.14	Warranty Bill of Sale, dated March 1, 2001, from Netzee, Inc. in favor of W-II Investments, Inc.(10)
10.15	Assignment and Assumption Agreement (Business Loan Agreement), dated March 1, 2001, by and between Netzee, Inc. and W-II Investments, Inc.(10)
10.16	Assignment and Assumption Agreement (Mortgage, Security Agreement and Assignment), dated March 1, 2001, by and between Netzee, Inc. and W-II Investments, Inc.(10)
10.17	Employment Agreement, dated October 9, 2000, by and between Netzee, Inc. and Dan Anderson.(10)
10.18	Severance Agreement, dated November 1, 2000, by and between Netzee, Inc. and Catherine G. Silver.(10)
10.19	Employment Agreement, dated October 10, 2000, by and between Netzee, Inc. and Donny R. Jackson.(10)
10.20	Severance Agreement, dated May 5, 2001, by and between Netzee, Inc. and Dan Anderson.(11)
10.21	Employment Agreement, dated May 7, 2001, by and between Netzee, Inc. and William Todd Shiver.(11)
10.22	Severance Agreement, dated November 30, 2001, by and between Netzee, Inc. and C. Michael Bowers
21.1	Subsidiaries of the Registrant.
23.1	Consent of Arthur Andersen LLP.
99.1	Letter Required by Temporary Note 3T to Article 3 of Regulation S-X.
99.2	Schedule II to Consolidated Financial Statements — Valuation and Qualifying Accounts.
99.3	Report of Independent Public Accountants on Financial Statement Schedule.

*	Certain schedules and exhibits to this exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission. Netzee, Inc. agrees to furnish supplementally a copy of any such omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to Netzee, Inc.’s Registration Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.
(2)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.
(3)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated March 7, 2000, as filed with the Securities and Exchange Commission on March 22, 2000, and hereby incorporated by reference herein.
(4)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 29, 2000, and as amended May 1, 2000, and hereby incorporated by reference herein.
(5)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 8, 1999 and renewed on November 15, 2000 and October 18, 2001.
(6)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated May 31, 2000, as filed with the Securities and Exchange Commission on June 20, 2000, and hereby incorporated by reference herein.
(7)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on November 14, 2000, and hereby incorporated by reference herein.
(8)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated November 10, 2000, as filed with the Securities and Exchange Commission on November 22, 2000, and hereby incorporated by reference herein.
(9)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated February 2, 2001, as filed with the Securities and Exchange Commission on February 16, 2001, and hereby incorporated by reference herein.

(10)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001, and hereby incorporated by reference herein.
(11)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on August 14, 2001, and hereby incorporated by reference herein.
(12)	Previously filed as an exhibit to SS&C Technologies, Inc.’s Form 8-K, dated November 15, 2001 (File No. 0-28430), as filed with the Securities and Exchange Commission on November 27, 2001, and hereby incorporated by reference herein.

(b) Reports on Form 8-K.

      During the last quarter of our 2001 fiscal year, we did not file any reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NETZEE, INC.

By:	/s/ DONNY R. JACKSON

Donny R. Jackson
Chief Executive Officer

Date: April 1, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DONNY R. JACKSON Donny R. Jackson	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2002

/s/ RICHARD S. EISWIRTH Richard S. Eiswirth	Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	April 1, 2002

/s/ JARETT J. JANIK Jarett J. Janik	Vice President and Controller (Principal Accounting Officer)	April 1, 2002
/s/ JOHN W. COLLINS John W. Collins	Chairman of the Board of Directors	April 1, 2002
/s/ STILES A. KELLETT, JR. Stiles A. Kellett, Jr.	Director	April 1, 2002
/s/ JEFFERSON B. A. KNOX, SR. Jefferson B. A. Knox, Sr.	Director	April 1, 2002
/s/ BRUCE P. LEONARD Bruce P. Leonard	Director	April 1, 2002
/s/ A. JAY WAITE A. Jay Waite	Director	April 1, 2002

NETZEE, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999, 2000 AND 2001

Page

Report of Independent Public Accountants	F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2000 and 2001	F-3

Consolidated Statements of Operations for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999 and for the years ended December 31, 2000 and 2001
F-4

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999 and for the years ended December 31, 2000 and 2001
F-5

Consolidated Statements of Cash Flows for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999 and for the years ended December 31, 2000 and 2001
F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Netzee, Inc.:

      We have audited the accompanying consolidated balance sheets of NETZEE, INC. (a Georgia corporation, formerly Direct Access Interactive, Inc.) AND SUBSIDIARIES as of December 31, 2000 and 2001 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period from March 1, 1999 to December 31, 1999, and for the years ended December 31, 2000 and 2001 and the consolidated statements of operations, shareholders’ deficit, and cash flows of its predecessor (Direct Access Interactive, Inc.) for the period from January 1, 1999 to February 28, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netzee, Inc. and subsidiaries as of December 31, 2000 and 2001, the results of their operations and their cash flows for the years ended December 31, 2000 and 2001 and the period from March 1, 1999 to December 31, 1999, and the results of operations and cash flows of its predecessor (Direct Access Interactive, Inc.) for the period from January 1, 1999 to February 28, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 15, 2002 (except with respect to related party borrowings and preferred stock discussed in Note 21, as to which the date is March 29, 2002)

NETZEE, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2000	December 31, 2001

ASSETS

Current assets:

Cash and cash equivalents	$960,231	$464,889

Restricted cash	135,000	325,000

Accounts receivable, net of allowance for doubtful accounts of $641,447 and $375,202, at December 31, 2000 and 2001, respectively	5,836,904	2,708,227

Leases receivable, current	671,580	630,083

Prepaid and other current assets	1,130,294	1,091,442

Total current assets	8,734,009	5,219,641

Property and equipment, net of accumulated depreciation of $3,552,971 and $3,007,404 at December 31, 2000 and 2001, respectively	6,616,804	4,315,900

Intangible assets, net of accumulated amortization of $47,824,555 and $50,028,727 at December 31, 2000 and 2001, respectively	89,950,659	22,261,157

Leases receivable, net of current portion	1,202,606	638,267

Other non-current assets	210,942	65,607

Total assets	$106,715,020	$32,500,572

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,784,480	$1,303,835

Accrued liabilities	4,372,821	1,354,045

Deferred revenue	7,263,099	2,697,894

Note payable, current portion	134,231	—

Other current liabilities	668,151	1,039,996

Total current liabilities	14,222,782	6,395,770

Related-party borrowings	20,000,000	13,191,715

Note payable, net of current portion	1,465,590	—

Deferred revenue, net of current portion	1,436,576	1,180,780

Total liabilities	37,124,948	19,587,485
Commitments and contingencies (Note 20)

Redeemable preferred stock, no par value; 5,000,000 shares authorized: 8% convertible preferred stock, $13 stated value; 500,000 shares authorized and outstanding at December 31, 2000 and 2001	6,500,000	6,500,000

Shareholders’ equity:

Common stock, no par value; 70,000,000 shares authorized at December 31, 2000 and 2001; 3,358,642 and 3,377,911 shares issued and outstanding at December 31, 2000 and 2001, respectively	192,304,886	190,555,255

Notes receivable from shareholders	(1,525,467)	(579,486)

Deferred stock compensation	(3,595,682)	(629,234)

Accumulated deficit	(124,093,665)	(184,114,228)

Total shareholders’ equity	63,090,072	5,232,307

Total liabilities and shareholders’ equity	$106,715,020	$32,500,572

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

NETZEE, INC.

(Formerly Direct Access Interactive, Inc. (“Predecessor”))
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor	Netzee, Inc.

	For the	For the
	Period from	Period from
	January 1, 1999 to	March 1, 1999 to	Year Ended	Year Ended
	February 28,	December 31,	December 31,	December 31,
	1999	1999	2000	2001

Revenues:

Monthly maintenance and service	$33,082	$1,737,592	$17,760,838	$23,467,947

License, hardware, implementation and other	57,080	522,159	2,150,706	2,296,096

Total revenues	90,162	2,259,751	19,911,544	25,764,043

Operating expenses:

Cost of services, license, hardware, implementation and maintenance	44,358	1,913,960	10,105,570	14,115,008

Selling and marketing	12,350	2,575,257	9,422,085	3,559,257

General and administrative, excluding amortization of stock-based compensation and restructuring costs	49,399	1,844,629	11,342,280	11,556,547

Amortization of stock-based compensation	—	4,591,888	3,192,688	1,255,437

Depreciation	2,476	190,524	1,773,436	2,065,577

Amortization	—	12,863,016	52,802,042	32,969,808

Restructuring costs	—	—	211,200	2,002,139

Long-lived asset impairment charges	—	—	26,300,278	12,142,146

Net loss on sales of assets	—	—	—	4,719,863

Total operating expenses	108,583	23,979,274	115,149,579	84,385,782

Operating loss	(18,421)	(21,719,523)	(95,238,035)	(58,621,739)

Interest expense, net	(3,469)	(670,503)	(1,050,664)	(878,824)

Loss before extraordinary item	(21,890)	(22,390,026)	(96,288,699)	(59,500,563)

Extraordinary loss	—	(4,518,760)	—	—

Net loss before preferred dividends and cumulative effect of change in accounting principle	(21,890)	(26,908,786)	(96,288,699)	(59,500,563)

Preferred stock dividends	—	(24,200)	(520,000)	(520,000)

Net loss attributable to common shareholders before cumulative effect of change in accounting principle	(21,890)	(26,932,986)	(96,808,699)	(60,020,563)

Cumulative effect of change in accounting principle	—	—	(351,980)	—

Net loss attributable to common shareholders	$(21,890)	$(26,932,986)	$(97,160,679)	$(60,020,563)

Basic and diluted loss per share before extraordinary item		$(15.54)	$(34.81)	$(17.89)

Extraordinary loss per share		(3.13)	—	—

Basic and diluted net loss per share before cumulative effect of change in accounting principle		$(18.67)	$(34.81)	$(17.89)

Loss per share from cumulative effect of change in accounting principle		—	(0.13)	—

Basic and diluted loss per share		$(18.67)	$(34.94)	$(17.89)

Weighted average common shares outstanding		1,442,754	2,781,141	3,354,909

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

NETZEE, INC.

(Formerly Direct Access Interactive, Inc. (“Predecessor”))
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Stock
				Shareholders’	Deferred	Accumulated
	Shares(1)	Amount	Warrants	Notes Receivable	Compensation	Deficit

Predecessor:

Balance, December 31, 1998	2,000,000	$50,871	$—	$—	$—	$(505,689)

Net loss	—	—	—	—	—	(21,890)

Balance, February 28, 1999	2,000,000	$50,871	$—	$—	$—	$(527,579)

Netzee, Inc.:

Initial InterCept investment, March 9, 1999	1,000,147	$1,379,965	$—	$—	$—	$—

Issuance of common stock for notes receivable	194,375	3,110,000	—	(3,110,000)	—	—

Capital contributions	—	1,990,556	—	—	—	—

Issuance of common stock in connection with acquisitions	765,280	71,884,011	—	—	—	—

Issuance of common stock in connection with marketing agreements	16,077	1,479,096	—	—	—	—

Deferred stock-based compensation	20,000	13,224,100	—	(85,000)	(13,139,100)	—

Amortization of deferred stock-based compensation	—	—	—	—	4,591,888	—

Stock options exercised for note receivable	3,750	93,300	—	(93,300)	—	—

Payment of shareholder notes	—	—	—	85,000	—	—

Interest on shareholder notes	—	—	—	(111,499)	—	—

Issuance of warrants to purchase common stock	—	—	4,618,760	—	—	—

Initial public offering proceeds, net of expenses	550,000	54,895,583	—	—	—	—

Net loss attributable to common shareholders	—	—	—	—	—	(26,932,986)

Balance, December 31, 1999	2,549,629	148,056,611	4,618,760	(3,314,799)	(8,547,212)	(26,932,986)

Exercise of warrants to purchase common stock	57,735	6,119,857	(4,618,760)	—	—	—

Issuance of common stock and options to purchase common stock in connection with acquisitions	705,232	39,834,929	—	—	—	—

Issuance of common stock in connection with employer 401k match	47,401	142,204	—	—	—	—

Forfeiture of restricted shares	(3,125)	(375,000)	—	—	375,000	—

Initial public offering expenses	—	(107,480)	—	—	—	—

Exercise of stock options	1,771	17,607	—	—	—	—

Interest on shareholder notes	—	—	—	(214,241)	—	—

Repayment of shareholders’ notes	—	—	—	2,003,573	—	—

Amortization of deferred stock-based compensation	—	—	—	—	3,192,688	—

Forfeiture of stock options	—	(1,383,842)	—	—	1,383,842	—

Net loss attributable to common shareholders	—	—	—	—	—	(97,160,679)

Balance, December 31, 2000	3,358,642	192,304,886	—	(1,525,467)	(3,595,682)	(124,093,665)

Return of common stock in connection with acquisitions	(23,824)	(115,885)	—	—	—	—

Forfeitures of stock options	—	(1,711,011)	—	—	1,711,011	—

Repayment of shareholders’ notes	—	—	—	981,659	—	—

Exercise of stock options	2,223	177	—	—	—	—

Issuance of common stock in connection with acquisitions	28,572	56,573	—	—	—	—

Interest on shareholder notes	—	—	—	(35,678)	—	—

Amortization of deferred stock-based compensation	—	—	—	—	1,255,437	—

Issuance of common stock in connection with employer 401(k) match	12,298	20,516	—	—	—	—

Net loss attributable to common shareholders	—	—	—	—	—	(60,020,563)

Balance, December 31, 2001	3,377,911	$190,555,255	$—	$(579,486)	$(629,234)	$(184,114,228)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total
Shareholders’
(Deficit) Equity

Predecessor:

Balance, December 31, 1998	$(454,818)

Net loss	(21,890)

Balance, February 28, 1999	$(476,708)

Netzee, Inc.:

Initial InterCept investment, March 9, 1999	$1,379,965

Issuance of common stock for notes receivable	—

Capital contributions	1,990,556

Issuance of common stock in connection with acquisitions	71,884,011

Issuance of common stock in connection with marketing agreements	1,479,096

Deferred stock-based compensation	—

Amortization of deferred stock-based compensation	4,591,888

Stock options exercised for note receivable	—

Payment of shareholder notes	85,000

Interest on shareholder notes	(111,499)

Issuance of warrants to purchase common stock	4,618,760

Initial public offering proceeds, net of expenses	54,895,583

Net loss attributable to common shareholders	(26,932,986)

Balance, December 31, 1999	113,880,373

Exercise of warrants to purchase common stock	1,501,097

Issuance of common stock and options to purchase common stock in connection with acquisitions	39,834,929

Issuance of common stock in connection with employer 401k match	142,204

Forfeiture of restricted shares	—

Initial public offering expenses	(107,480)

Exercise of stock options	17,607

Interest on shareholder notes	(214,241)

Repayment of shareholders’ notes	2,003,573

Amortization of deferred stock-based compensation	3,192,688

Forfeiture of stock options	—

Net loss attributable to common shareholders	(97,160,679)

Balance, December 31, 2000	63,090,072

Return of common stock in connection with acquisitions	(115,885)

Forfeitures of stock options	—

Repayment of shareholders’ notes	981,659

Exercise of stock options	177

Issuance of common stock in connection with acquisitions	56,573

Interest on shareholder notes	(35,678)

Amortization of deferred stock-based compensation	1,255,437

Issuance of common stock in connection with employer 401(k) match	20,516

Net loss attributable to common shareholders	(60,020,563)

Balance, December 31, 2001	$5,232,307

(1)	All shares have been adjusted to reflect the one-for-eight reverse stock split effected May 16, 2001.

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

NETZEE, INC.

(Formerly Direct Access Interactive, Inc. (“Predecessor”))
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor	Netzee, Inc.

	For the Period from	For the Period from
	January 1, 1999 to	March 1, 1999 to	Year Ended	Year Ended
	February 28, 1999	December 31, 1999	December 31, 2000	December 31, 2001

Cash flows from operating activities:

Net loss attributable to common shareholders	$(21,890)	$(26,932,986)	$(97,160,679)	$(60,020,563)

Adjustments to reconcile net loss to net cash used in operating activities:

Cumulative effect of change in accounting principle	—	—	351,980	—

Depreciation and amortization	2,476	13,053,540	54,575,478	35,035,385

Stock-based compensation expense	—	4,591,888	3,192,688	1,255,437

Asset impairment charges	—	—	26,300,278	12,142,146

Provision for bad debt	—	—	579,590	10,572

Net loss on sales of assets	—	—	—	4,719,858

Extraordinary loss		4,518,760	—	—

Interest income on shareholder notes		(111,499)	(214,241)	(35,678)

Changes in assets and liabilities, net of effect of acquisitions and dispositions:

Accounts receivable	12,606	(2,008,746)	(2,946,615)	2,255,972

Leases receivable	—	(198,873)	(621,207)	605,836

Prepaid and other current assets	—	(303,528)	(387,938)	(175,409)

Accounts payable and accrued liabilities	(42,889)	3,238,796	(956,124)	(3,205,903)

Accrued restructuring costs	—	—	98,300	(61,292)

Deferred revenue	41,222	1,602,925	990,444	(1,530,326)

Other current liabilities	—	24,200	639,085	586,795

Net cash used in operating activities	(8,475)	(2,525,523)	(15,558,961)	(8,417,170)

Cash flows from investing activities:

Acquisitions, net of cash acquired	—	(48,938,638)	—	(420,954)

Purchase of property, equipment and capitalized software	—	(4,233,946)	(4,138,335)	(2,238,777)

Purchase of short-term investments related to restricted cash	—	—	(135,000)	(575,000)

Proceeds from sale of short-term investments related to restricted cash	—	—	—	380,000

Proceeds from the sale of assets	—	—	—	16,863,801

Net cash (used in) provided by investing activities	—	(53,172,584)	(4,273,335)	14,009,070

Cash flows from financing activities:

Contributions from shareholder	—	1,240,556	—	—

Related party borrowings	—	41,830,132	27,046,095	10,450,000

Payments on related party borrowings	—	(31,524,798)	(18,003,025)	(17,496,706)

Decrease in line of credit	—	(277,473)	—	—

Payments on notes payable	—	(25,865)	(3,403,911)	(22,372)

Net proceeds from refinancing of note payable	—	—	400,192	—

Repayment of shareholder notes	—	—	2,003,573	981,659

Payments of preferred stock dividends	—	—	(24,200)	—

Proceeds from exercise of warrants	—	—	1,501,097	—

Proceeds from exercise of options for common stock	—	—	17,607	177

Sale of common stock	—	55,707,144	—	—

Decrease in related party loans from shareholder of predecessor entity	(2,000)	—	—	—

Net cash (used in) provided by financing activities	(2,000)	66,949,696	9,537,428	(6,087,242)

Net (decrease) increase in cash and cash equivalents	(10,475)	11,251,589	(10,294,868)	(495,342)

Cash and cash equivalents beginning of period	13,985	3,510	11,255,099	960,231

Cash and cash equivalents end of period	$3,510	$11,255,099	$960,231	$464,889

The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 2000, and 2001

1. ORGANIZATION AND NATURE OF BUSINESS

Organization, Formation, Certain Acquisitions and Certain Dispositions

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

      Netzee was formed as a Georgia corporation in August 1999 to be merged with Direct Access Interactive, Inc. (“Direct Access” or the “Predecessor”), a company that was formed in October 1996 to provide Internet and telephone banking products and services. In March 1999, InterCept, Inc. (“InterCept”) acquired Direct Access as a wholly owned subsidiary. InterCept currently owns approximately 28% of our common stock.

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

      In September 1999, we also acquired all of the ownership interests in Call Me Bill, LLC (“Call Me Bill”) based in Elizabethtown, Kentucky. Call Me Bill provided 24-hour electronic bill payment services to financial institutions’ customers. Subsequently, we integrated these services into our core Internet banking product. In May 2001, we sold a portion of these assets which we considered a non-core component of our business to iPay, LLC (“iPay”), a related party, which also assumed certain of the liabilities associated with the assets (see Note 4).

      In September 1999, we also acquired Dyad Corporation (“Dyad”). Based in Norcross, Georgia, Dyad developed, among other things, proprietary loan application, approval and fulfillment software.

      In November 1999, we completed our initial public offering. We issued 550,000 shares of common stock (including the exercise of a portion of the underwriter’s over-allotment option) at an offering price of $112 per share. Net proceeds from the offering were approximately $55 million after deducting underwriters’ discounts, commissions and expenses of the offering. We used the proceeds to repay principal and accrued interest owed to InterCept pursuant to outstanding promissory notes and previous working capital advances and to acquire DPSC Software, Inc. (“DPSC”) in December 1999.

      Located near Los Angeles, California, DPSC provided regulatory reporting and support applications designed to meet the special needs of community financial institutions. In February 2001, we sold substantially all of these assets to InterCept, which also assumed substantially all of the liabilities associated with the assets (see Note 4).

      In March 2000, we acquired certain of the assets and assumed certain liabilities of Digital Visions, Inc. (“DVI”) based in Minneapolis, Minnesota. DVI provided Internet-based financial information tools for

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

community financial institutions. In November 2001, we sold substantially all of these assets to SS&C Technologies, Inc. (“SS&C”), which also assumed certain of the liabilities associated with the assets (see Note 4).

      In July 2000, we acquired certain assets and assumed certain liabilities of Card Plus, Inc. (“Card Plus”). Located in Norcross, Georgia, Card Plus provided software and outsourced consultants for systems development.

      In November 2000, we acquired certain assets and assumed certain liabilities of John H. Harland Company (“Harland”). The assets acquired were principally located in Trumbull, Connecticut and Portland, Oregon and are used to provide Internet banking and bill payment services. As a result of our purchase of these assets, Harland now has beneficial ownership of approximately 16% of our common stock.

      In March 2001, we purchased certain assets of HomeCom’s Internet banking business and assumed certain of HomeCom’s operating liabilities related to the business. The assets acquired were principally located in Atlanta, Georgia and are used to provide Internet banking services (see Note 3).

      We collectively refer to Call Me Bill, Card Plus, DPSC, DVI, Dyad, HomeCom, the Internet banking and bill payment assets of Harland, the Internet and telephone banking operations of SBS and the Divisions as the “Acquired Operations.”

      We have incurred net losses since our inception. As of December 31, 2001, we had an accumulated deficit of approximately $184 million. These losses have resulted from the costs we have incurred to develop our products and services, and to increase our customer base and build our infrastructure as well as from the amortization of intangible assets associated with the Acquired Operations. We believe that our existing capital resources, together with cash provided by our operations and borrowings under our credit facility, will be sufficient to fund our working capital requirements for the next 12 months. If we are unable to achieve and maintain our cost savings goals, if our working capital requirements exceed our current expectations, if cash provided by our operations is less than anticipated, or if we make additional acquisitions, we may need to raise additional capital either through debt or equity sources before that time. We cannot be sure that we will be able to obtain the additional financing necessary to satisfy these additional capital requirements or to implement our strategy on acceptable terms or at all. Additionally, we may need to further extend the due dates of our line of credit as well as our preferred stock. If we cannot obtain this financing or these extensions on terms acceptable to us or at all, we may be forced to curtail some planned business expansion, we may be unable to fund our ongoing operations, or we may have to cease operations altogether. Alternatively, we may be required to reduce the level of spending on capital and operating expenses in order to utilize our existing financing and sources of liquidity to operate the business on a reduced scale.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The financial statements of the Predecessor for the period from January 1, 1999 through February 28, 1999, include only the accounts of Direct Access. The consolidated financial statements for the period from March 1, 1999 to December 31, 1999 and for the years ended December 31, 2000 and 2001 include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Cash

      Restricted cash at December 31, 2001 is comprised of certificates of deposit and are related to certain operating stand-by letters of credit, as well as $125,000 held in escrow related to certain divestitures in 2001 (see Note 4). Restricted cash at December 31, 2000 related to certain operating stand-by letters of credit.

Property and Equipment

      Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Effective March 9, 1999, the property and equipment of the Predecessor were restated to the fair value at the date of acquisition. Major additions and improvements are charged to the property accounts while maintenance and repairs, which do not improve or extend the lives of assets, are expensed in the current period. Estimated useful lives for our assets are as follows:

Leasehold improvements	Lesser of useful life or term of lease

Computer equipment	3 to 5 years

Furniture and fixtures	10 years

Machinery and other equipment	3 to 15 years

Software	3 to 5 years

Intangible Assets

      Intangible assets consist of the intangibles recorded as a result of the acquisitions discussed in Note 1 and include acquired technology, workforce, contracts in progress, marketing agreements and goodwill. The carrying amounts of the intangible assets are reviewed for impairment when events and circumstances indicate that the recorded costs may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” If the review indicates that the undiscounted cash flows from operations of the related intangible assets over the remaining amortization period are expected to be less than the recorded amount of

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the intangible, our carrying value of the intangible asset would be reduced to its estimated fair value determined based on discounted future cash flows. We recorded impairment charges related to certain intangible assets during 2000 and 2001 (see Note 11).

      We have allocated the value of acquired intangible assets to acquired technology, workforce, contracts in progress, marketing agreements and goodwill. The value of workforce was determined by reference to the cost of the workforce retained. Contracts in progress represent existing customer contracts acquired. The value of contracts in progress was determined by reference to the recurring revenue generated from existing customers. Marketing agreements represent agreements with several bankers’ banks to use their best efforts to promote and market our products and services to community financial institutions on an exclusive basis.

      Excluding intangible assets acquired from Card Plus, we determined that the remaining value of intangible assets was related to acquired technology. Acquired technology also represents internally developed software acquired. Intangible assets obtained in the Card Plus acquisition in excess of amounts allocated to workforce were allocated to goodwill. Each of these intangible assets is amortized on a straight-line basis over the following periods:

Workforce	3 years

Contracts in progress	3 to 4 years

Marketing agreements	2 years

Acquired technology	3 years

Goodwill	3 years

Software Development Costs

      For certain of our service bureau software applications, we account for costs incurred to develop software applications in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” SOP No. 98-1 requires that entities capitalize certain internal use software costs, which includes software design, coding, installation, configuration and testing, once technical feasibility of the developed software is attained. Costs incurred in the process of attaining technological feasibility, which includes the conceptual formulation and evaluation of the software alternatives, and costs to upgrade and enhance software once developed are expensed as incurred. Under SOP 98-1, overhead, general and administration costs, support costs and training costs are not capitalized. Capitalized software costs are depreciated on a straight-line basis over the estimated useful life of the application. Depreciation commences when the application is put into production. We perform an on-going assessment of the carrying value of our capitalized software cost in accordance with SFAS No. 121.

      For certain of our in-house software applications that we sell or lease to customers, we account for costs to develop software applications in accordance with SFAS No. 86, “Accounting for Computer Software to be Sold, Leased, or Otherwise Marketed.” Research and development costs are expensed as incurred. Computer software development costs are charged to research and development expense until technological feasibility or a detail design document of the software is established, after which remaining significant software production costs are capitalized. These costs are amortized on a straight-line basis over the estimated economic life of the software. Amortization of capitalized software costs begins when products are made available for sale or when the related product is put into use. We make on ongoing assessment of recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value (“NRV”) of the product. If the NRV is less than the amount capitalized, a write-down of the amount capitalized is recorded.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We capitalized approximately $1.6 million, $2.2 million and $1.1 million in software development costs, respectively, for the years ended December 31, 1999, 2000 and 2001 with an estimated useful of approximately five years. These costs are classified in property and equipment in the accompanying consolidated balance sheets.

Revenue Recognition

      For our outsourced suite of products and services, we generally charge a fixed monthly fee based on the number and type of products and services purchased by the financial institution. We also charge variable fees that are based on the number of end users and the number of transactions for certain products and services. We generally provide products and services under contracts with terms ranging from three to five years. Revenues from these types of arrangements are recognized over the term over which the related services are provided.

      We generally charge fees for our in-house products under either a perpetual license agreement which includes an up-front software fee, implementation fees and recurring monthly fees based on the number of active users and user generated transactions, or under a three to five-year subscription that includes annual subscription and maintenance fees. Revenues from the software and implementation component of those types of arrangements are recognized in accordance with SOP No. 97-2, “Software Revenue Recognition” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.” SOP No. 97-2 software revenue is recognized when delivery has occurred, contract is signed, the price is fixed and determinable, and collectibility is assured. The related implementation revenue is recognized as the implementation is performed. Recurring fees represent post-contract customer support and are recognized over the period in which the support services are provided. Subscription contracts result in fees being recognized over the term of the agreement.

Deferred Revenue and Unbilled Receivables

      Deferred revenue represents amounts receivable and collected prior to revenue recognition. The balance primarily consists of quarterly and annual billings collected in advance and recognized ratably over the subsequent three or twelve months, as applicable. Deferred revenues will be recognized as revenue as the related services are provided.

      Unbilled receivables were approximately $1.4 million and $700,000 at December 31, 2000 and 2001, respectively. These receivables relate to end user fees and transaction fees that are billed in arrears.

Income Taxes

      We account for our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies.

Fair Value of Financial Instruments

      The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and preferred stock, approximate carrying value due to the short-term maturity of the instruments. The fair values of short-term and long-term debt amounts approximate carrying value and are based on their effective interest rates compared to current market rates.

Comprehensive Loss

      Comprehensive loss for the period from January 1, 1999 to February 28, 1999, for the period from March 1, 1999 to December 31, 1999 and for the years ended December 31, 2000 and 2001 is the same as the net loss as presented in the accompanying statements of operations.

Segment Reporting

      We currently operate in only one segment, and as such, no additional disclosure is required. Additionally, we did not have any operations, net assets or liabilities in foreign locations.

Stock Split

      All share, per share calculations, and references to historical share prices have been adjusted to reflect the one-for-eight reverse stock split effected May 16, 2001.

Reclassifications

      Certain amounts in prior period financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations.

Concentration of Risk

      During 2001, Bank of America accounted for approximately 15% of our total revenue related to certain of our non-core operating contracts that will terminate during the first half of fiscal 2002. No other individual customer accounted for more than 10% of our total revenues. There is no material impact from the termination of these operating contracts on our continuing operations.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 141, “Business Combinations.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Additionally, SFAS No. 141 requires additional disclosure regarding the reasons for a business combination and the allocation of the purchase price for business combinations accounted for as a purchase subsequent to June 30, 2001.

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

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In contrast to SFAS No. 121, this statement requires the exclusion of goodwill from its scope and, therefore, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with the Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes.” APB No. 20 requires that a change in estimate be accounted for in the period of change if the change only affects that period or the period of change and future periods if the change affects both. APB No. 20 does not require restatement or pro forma information for prior periods. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are required to adopt SFAS No. 144 on January 1, 2002. We believe that the adoption of SFAS No. 144 will not have a material impact on our financial position or results of operations.

3. ACQUISITIONS

Acquisition of the remote Internet and telephone banking division of SBS Corporation

      On August 6, 1999, Direct Access purchased the remote banking operations of SBS. The purchase price for these operations included 325,000 shares of Direct Access common stock at the estimated fair market value of $92.00 per share and $21,534,625 in cash. Only the remote Internet and telephone banking operations of SBS were retained by the Company and the remaining operations were sold to InterCept in exchange for 56,250 shares of Direct Access common stock valued at $92.00 per share, for a total sales price of $5,175,000. The Company recorded no gain or loss on the sale of assets to InterCept, as the sale was a related party transaction. The acquisition of SBS was accounted for as a purchase. The results of operations of SBS have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the net tangible assets acquired was allocated to the following intangible assets with the following amortization lives:

Acquired technology	$45,041,300	3 years

Contracts in progress	1,340,000	4 years

Workforce	440,000	3 years

Acquisitions of the Divisions

      On September 3, 1999, we purchased the Divisions. The acquisitions of the Divisions were accounted for as purchases. The purchase price of the Divisions included a total of 340,250 shares of our common stock valued at $92.00 per share. The results of operations of the Divisions have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the tangible net assets was allocated to acquired technology, marketing agreements, workforce and contracts in progress were amortized over 2 to 3 years. Certain of these intangible assets were written down in 2000 (see Note 11).

Acquisition of Dyad Corporation

      On September 3, 1999, we purchased Dyad. The purchase price of Dyad included 77,268 shares of our common stock valued at $92.00 per share and approximately $900,000 in cash. We also assumed debt owed by

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dyad of approximately $3,500,000. The acquisition of Dyad was accounted for as a purchase. The results of operations of Dyad have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the net tangible assets acquired totaled $12,314,000 and was allocated to acquired technology with a three-year amortization life. The unamortized balances of these intangible assets were written off during 2000 (see Note 11).

Acquisition of Call Me Bill, LLC

      On September 3, 1999, we purchased Call Me Bill. The purchase price of Call Me Bill included cash of approximately $3,288,000. The acquisition of Call Me Bill was accounted for as a purchase. The results of operations of Call Me Bill have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the net tangible assets acquired totaled approximately $3,635,000 and was allocated to acquired technology with a three-year amortization life. Certain of these assets were sold in 2001 (see Note 4).

Acquisition of DPSC Software, Inc.

      On December 15, 1999, we purchased DPSC. The purchase price of DPSC included 52,282 shares of Netzee common stock, as adjusted to reflect shares of common stock that were returned to us to satisfy certain indemnification claims, valued at $115.00 per share, 500,000 shares of preferred stock valued at $13.00 per share, $18,500,000 in cash and the payment of other acquisition costs of approximately $1,000,000. The acquisition of DPSC was accounted for as a purchase. The results of operations of DPSC have been included in the consolidated financial statements from the date of acquisition until the assets were sold in 2001. The excess of the purchase price over the net tangible assets acquired totaled $35,760,000 and was allocated to acquired technology with a three-year amortization life. Certain of these assets were sold in 2001 (see Note 4).

Acquisition of DVI

      On March 7, 2000, we purchased DVI. The purchase price of DVI included 94,329 shares of our common stock, as adjusted to reflect shares of common stock that were returned to us to satisfy certain indemnification claims, valued at $177.00 per share and options to purchase 8,803 shares of common stock in exchange for the cancellation of options to purchase DVI common stock. In addition, we assumed approximately $3,300,000 in outstanding debt of DVI and $1,200,000 in operating liabilities and other acquisition costs. We also granted DVI the right to receive up to 78,534 additional shares of our common stock upon the attainment of certain revenue targets in fiscal years 2000 and 2001. None of these shares were issued based on fiscal 2000 and 2001 performance. The acquisition was accounted for as a purchase. The results of operations of DVI have been included in the consolidated financial statements from the date of the acquisition until the assets were sold in 2001. The excess of purchase price over the net tangible assets acquired was allocated to acquired technology and workforce with a three-year life. Certain of these assets were written down and subsequently sold in 2001 (see Notes 4 and 11).

Acquisition of Card Plus

      Effective July 1, 2000, we purchased Card Plus. The purchase price included 40,000 shares of our common stock valued at $56.00 per share and options to purchase 4,445 shares of common stock in exchange for the cancellation of Card Plus phantom stock units. Additionally, we granted Card Plus the right to receive up to 28,572 shares of common stock upon the attainment of certain revenue and employee retention goals for the period from July 1, 2000 to June 30, 2001. However, we were required to issue all of these shares if the closing price of a share of our common stock was less than $36.00 on June 29, 2001. Because our closing stock

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price on June 29, 2001 was $4.20, we issued all of these shares and recorded the amount within equity. The acquisition was accounted for as a purchase. The results of operations of Card Plus have been included in the Consolidated Financial Statements since the effective date of the acquisition. The excess of purchase price over the net tangible assets acquired was allocated to goodwill and workforce with a three-year life. The unamortized balances of these intangible assets were written off during 2001 (see Note 11).

Acquisition of Assets from Harland

      Effective November 1, 2000, we purchased Harland’s Internet banking and bill payment businesses and assumed certain liabilities related to those businesses. The purchase price included 550,000 shares of our common stock valued at $32.00 per share. As a result of this issuance, Harland owns approximately 16% of our common stock. The acquisition was accounted for as a purchase. The results of operations of Harland have been included in the consolidated financial statements from the effective date of the acquisition. The excess of the purchase price over the net tangible assets acquired was allocated to the following intangible assets with a three-year life:

Acquired technology	$17,747,000

Workforce	950,000

Acquisition of HomeCom

      On March 15, 2001, we purchased certain assets of HomeCom’s Internet banking business and assumed certain of HomeCom’s operating liabilities related to the business. The purchase price was approximately $420,000 in cash and related acquisition expenses. The transaction was accounted for as a purchase. The excess of purchase price over the net tangible assets acquired was allocated to acquired technology and is being amortized over three years. The results of operations of HomeCom have been included in the consolidated financial statements from the effective date of the acquisition and are not material to the results of our operations.

      We will continue to evaluate the carrying amounts of these assets and liabilities for 12 months following the date of their acquisition and may adjust the allocations to intangible assets based on this evaluation. See Note 4 for pro forma consolidated financial information related to these acquisitions.

4. DISPOSITIONS

Disposition of DPSC Assets

      On February 2, 2001, we sold to InterCept certain of the regulatory reporting assets acquired from DPSC in 1999, and InterCept assumed certain of the related operating liabilities, for total consideration of approximately $16.5 million, including liabilities assumed of approximately $2.4 million. We received cash proceeds of approximately $14.1 million. In connection with the sale of these assets, we recorded a non-cash loss of approximately $5.7 million. This non-cash loss is included in the net loss on sales of assets in our Consolidated Statement of Operations.

Disposition of Certain Bill Payment Assets

      Effective May 1, 2001, we sold to iPay certain assets related to a portion of our bill payment operations including contracts for bill payment only services that were not considered to be a part of our core business, and iPay assumed certain of the related operating liabilities. Gross proceeds from the sale were approximately $1.3 million in cash, of which $50,000 was placed in escrow for indemnification and other purposes. In connection with the sale of these assets, we recorded a gain of approximately $1.2 million. This gain is included in the net loss on sales of assets in our Consolidated Statement of Operations.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disposition of DVI Assets

      On November 15, 2001, we sold substantially all the assets acquired from DVI to SS&C and SS&C assumed substantially all the related operating liabilities. Gross proceeds from the sale were approximately $1.35 million in cash, of which $75,000 was placed in escrow for indemnification and other purposes. Prior to the sale, certain of the intangible assets were written down in 2001 (see Note 11). In connection with the sale of these assets, we recorded a non-cash loss on sale assets of approximately $206,000. This loss is included in the net loss on sales of assets in our Consolidated Statements of Operations.

Pro Forma Consolidated Financial Information

      The following unaudited pro forma consolidated financial information for the years ended December 31, 2000 and 2001 assume that the acquisitions or dispositions occurred as of January 1, 2000.

	For the year ended

	December 31, 2000	December 31, 2001

Total revenue	$26,936,942	$22,303,390

Net loss attributable to common shareholders	$(68,863,292)	$(35,730,498)

Basic and diluted loss per share	$(33.24)	$(11.22)

      The unaudited pro forma consolidated financial information does not purport to represent what our results of operations would have been had the acquisitions or dispositions occurred as of such date, nor what results will be for any future period.

5. LEASES RECEIVABLE

      We have sold certain of our telephone banking products under sales-type leases. At December 31, 2001, future minimum lease payments under non-cancelable leases are as follows:

      Total minimum lease payments receivable:

2002	$630,083

2003	415,876

2004	307,984

2005	69,798

1,423,741

Less amount representing interest	(155,392)

Present value of net minimum lease payments receivable	1,268,350

Less current maturities of lease payments receivable	(630,083)

Leases receivable, net of current portion	$638,267

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2000 and 2001 consisted of the following:

	2000	2001

Leasehold improvements	$1,138,369	$1,163,964

Computer equipment	4,132,127	3,108,391

Furniture and fixtures	424,339	254,232

Machinery and other equipment	2,614,118	446,425

Software	1,860,822	2,350,292

	10,169,775	7,323,304

Less accumulated depreciation	(3,552,971)	(3,007,404)

Property and equipment, net	$6,616,804	$4,315,900

7. INTANGIBLE ASSETS

      Intangible assets at December 31, 2000 and 2001 consisted of the following:

	2000	2001

Goodwill	$1,903,393	$—

Workforce	4,427,000	1,780,000

Contracts in progress	1,880,000	1,880,000

Marketing agreements	4,135,104	—

Acquired technology	125,429,717	68,629,884

	137,775,214	72,289,884

Less accumulated amortization	(47,824,555)	(50,028,727)

Intangible assets, net	$89,950,659	$22,261,157

8. NOTE PAYABLE

      On October 18, 1999, we entered into a $1,345,000 term loan with a bank to secure the purchase of equipment. The loan bore interest at LIBOR plus 2% per year and outstanding principal under the loan was due in 60 monthly installments starting November 1, 1999. On August 22, 2000 the loan was revalued and refinanced due to equipment upgrades. The loan amount was thereby increased to $1,650,000 resulting in net proceeds of $400,192. The loan was secured by equipment and a personal guaranty by two directors of Netzee. On March 1, 2001, the note payable was assumed by the directors providing the guarantee, in exchange for the equipment that was purchased with the proceeds of the loan. We no longer have any liability under the loan.

9. RELATED-PARTY TRANSACTIONS

      As discussed in Note 3 and Note 4, we completed several acquisitions and dispositions during 2000 and 2001. In some of these transactions, persons who were previously officers, directors or shareholders of the acquired companies became executive officers or directors of Netzee, or beneficial owners of more than 5% of our common stock.

     Related Party Borrowings

      Prior to our initial public offering, InterCept loaned us money to fund the cash portions of the acquisitions of Dyad and Call Me Bill discussed in Note 3 and to fund our operations. All pre-offering borrowings were

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid off with proceeds from the initial public offering. On December 15, 1999, we received a commitment for a $15 million line of credit from InterCept in connection with the acquisition of DPSC. During 1999, we incurred approximately $677,000 of interest expense associated with these borrowings. In May 2000, the $15 million line of credit agreement with InterCept was finalized. At that time, the outstanding principal balance due on the borrowings was transferred to the line of credit. The line of credit bore interest at a yearly rate of prime plus 2% and was secured by substantially all of our assets. Accrued interest under the line of credit was payable quarterly beginning July 1, 2000. The principal balance was payable at maturity on May 31, 2003. The line of credit agreement provided for earnings, tangible net worth and other affirmative and negative covenants with which we were required to comply, and provided for various other conditions and restrictions. These borrowings were used to fund working capital requirements. As of December 31, 2000, we were out of compliance with certain of these covenants. However, InterCept waived such non-compliance as of December 31, 2000. As of December 31, 2000, the outstanding balance on the credit facility was $15 million. We incurred approximately $1.1 million of interest expense associated with our borrowings from InterCept for the year ended December 31, 2000.

      On September 29, 2000, we entered into an acquisition agreement with Harland to acquire Harland’s Internet banking and bill payment businesses. Simultaneously with the signing of the acquisition agreement, we borrowed $5.0 million from Harland pursuant to a promissory note. The note bore interest at a rate of prime plus 2% per year and was secured by substantially all of our assets. Such security was pari passu in priority to the security given to InterCept with respect to the line of credit. The principal balance was payable at maturity on September 29, 2005, or upon demand with 30 days notice after September 29, 2002. We incurred approximately $148,000 in interest associated with this borrowing in 2000. In conjunction with the sale of the DPSC assets to InterCept in February 2001, we converted the $15 million line of credit with InterCept and our $5 million promissory note to Harland into a joint $20 million credit facility that matured on November 2, 2002 ($15 million to be funded by InterCept and $5 million to be funded by Harland). The terms of the credit facility remained consistent with the terms of the former InterCept line of credit and Harland promissory note except that both InterCept and Harland had the right (instead of just InterCept) to enforce the covenants contained in the line of credit agreement. On February 2, 2001, we sold to InterCept certain of the regulatory reporting assets acquired from DPSC in 1999 and InterCept assumed certain of the related operating liabilities, for total consideration of approximately $16.5 million, including liabilities assumed of approximately $2.4 million. The proceeds from the sale of the DPSC assets were used to pay down this credit facility by approximately $11.8 million.

      On May 8, 2001, we sold certain assets related to a portion of our bill payment operations. Gross proceeds from the sale were approximately $1.3 million in cash and the majority of these proceeds were used to pay down our joint credit facility. As a result of this sale, Harland’s portion of the joint credit facility was permanently reduced by $225,000. The total credit facility was reduced to $19,775,000 and the ratio of available borrowings was adjusted to approximately 76% from InterCept and approximately 24% from Harland.

      On November 15, 2001, we sold certain assets acquired from DVI. Gross proceeds from the sale were approximately $1.35 million in cash and the majority of these proceeds were used to pay down our joint credit facility. As a result of this sale, Harland’s portion of the joint credit facility was permanently reduced by $220,000. The total credit facility was reduced to $19,555,000 and the ratio of available borrowings was adjusted to approximately 77% from InterCept and approximately 23% from Harland.

      As of December 31, 2001, the balance on this joint credit facility was $13,192,000 with InterCept’s and Harland’s portion totaling $10,118,000 and $3,074,000, respectively. We incurred interest expense associated with our borrowings from InterCept and Harland of approximately $824,000 and $265,000, respectively, during 2001, and we were in compliance with all the covenants of the credit agreement. These loans require us

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to maintain certain levels of EBITDA (as defined). We were in compliance with this covenant at December 31, 2001. Subsequent to December 31, 2001, we extended the maturity date of the credit facility to April 10, 2003 and reduced the total credit facility to $18 million (see Note 21).

      On October 18, 1999, we entered into a $3,000,000 line of credit facility with a company, and in connection therewith, an affiliate of that company was appointed as one of our directors. In connection with this line of credit, we issued to that company a warrant to purchase 57,735 shares of our common stock. The line of credit was terminated in December 1999 (see Note 13). This warrant was exercised in full in March 2000.

      Related-party loans from shareholders at December 31, 2000 and 2001 consisted of the following:

	2000	2001

Line of credit from InterCept, interest payable quarterly at prime plus 2% per year; principal payable in full on May 31, 2003; the line of credit was secured by substantially all our assets, pari passu with the promissory note below	$15,000,000	$—

Promissory note from Harland, interest payable quarterly at prime plus 2% per year; payable in full upon maturity on September 29, 2005 or upon demand with 30 days notice after September 29, 2002; the note was secured by substantially all our assets, pari passu with the line of credit above	5,000,000	—

Joint line of credit from InterCept and Harland (InterCept funds 76.7%, Harland funds 23.3%), interest payable quarterly at prime plus 2% per year; payable in full on November 2, 2002 (subsequently extended to April 10, 2003, see Note 21); the facility is secured by substantially all our assets	—	13,191,715

	20,000,000	13,191,715

Less current maturities	—	—

	$20,000,000	$13,191,715

     Other Relationships with InterCept

      Our Chairman of the Board of Directors is the Chairman and Chief Executive Officer of InterCept. Our Chief Executive Officer is a director of InterCept. Our former Chief Executive Officer and former Vice Chairman of the Board of Directors is a director of InterCept. A former non-employee director of Netzee is also a director of InterCept.

      In September 1999, we entered into a marketing agreement with InterCept under which InterCept sells our products and services. Under this agreement, we pay a commission to InterCept for each sale of our products and services made by InterCept and for each referral to our sales force that results in a sale. We paid InterCept approximately $357,000 and $141,000 in 2000 and 2001, respectively, as a result of this agreement.

      During 2000 and 2001, we shared some of our facilities with InterCept. We paid approximately $163,000 and $112,000 related to those shared costs during 2000 and 2001, respectively.

      During 2000 and 2001, we used InterCept’s vendor relationships to purchase certain hardware and software used to implement our Internet and telephone banking products. By utilizing these vendor relationships, we were able to take advantage of discounts that we would have been unable to obtain on our

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

own. In addition, InterCept assisted us in managing the ordering and inventory process related to this equipment. During 2000 and 2001, we paid approximately $435,000 and $123,000, respectively, in costs to purchase the equipment, which included a fee to InterCept for its services.

      InterCept also licenses certain of our telephone banking products for sales to their customers. Under this agreement, InterCept pays us an initial license fee along with an annual maintenance fee. We received approximately $286,000 and $248,000 in payments from InterCept related to this agreement during 2000 and 2001, respectively.

Other Relationships with Harland

      In connection with the acquisition of assets from Harland, beginning in November 2000, we subleased certain of our Connecticut and Oregon facilities from Harland. We paid approximately $135,000 and $356,000 in expenses during 2000 and 2001, respectively, associated with these subleases. Additionally, we incurred costs totaling approximately $322,000 and $122,000 during 2000 and 2001, respectively, related to the usage of certain of their employees and certain administrative support and equipment lease costs during the post-acquisition transition.

      In May 2001, we entered into a marketing agreement with Harland under which Harland sells certain of our Internet-based products and services. Under this agreement we pay a commission for sales of our products and services made by Harland and for each referral to our sales force that results in a sale. We incurred expenses of approximately $76,000 in 2001 as a result of this agreement.

Our Other Relationships

      Our former Chief Executive Officer and former Vice Chairman of the Board of Directors is a partner at Nelson Mullins Riley & Scarborough, L.L.P., a law firm that provided legal services to us. We paid approximately $425,000 and $62,000 during fiscal 2000 and 2001, respectively, to this firm for these legal services.

      On July 1, 1999, certain officers and directors of Netzee and InterCept entered into full-recourse promissory notes with Direct Access as lender. These notes totaled $3,110,000 and were given as consideration for the issuance of shares of Direct Access common stock to these individuals. Each of the notes bears interest at 7% per year and matures on June 30, 2002. During fiscal 2000 and 2001, principal payments on the notes were made in the amount of $1,766,500 and $952,745, respectively, and interest payments were made in the amount of $237,073 and $28,914, respectively. The outstanding principal balances totaled $1,343,500 and $400,000 as of December 31, 2000 and 2001, respectively. Accrued interest on the notes as of December 31, 2000 and 2001 totaled approximately $79,000 and $70,000, respectively.

      On August 5, 1999, an officer of Netzee entered into a full-recourse promissory note with Netzee as lender. The note totaled $93,300 and the proceeds were used to exercise options to purchase shares of our common stock. Accrued interest on this note as of December 31, 2000 and 2001 was approximately $10,000 and $16,000, respectively. The loan bears interest at a rate of 7% and matures on August 4, 2002. The interest on these promissory notes has been included in the principal amount and is, therefore, classified as a component of stockholders’ equity.

      In May 2001, we sold a portion of our non-core business to iPay, which also assumed certain of the liabilities associated with the assets (see Note 4). Certain of the owners of iPay were former officers of Netzee.

      Management believes that these transactions were made on terms no less favorable to us than could have been obtained with unaffiliated third parties.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. RESTRUCTURING COSTS

      In the fourth quarter of 2000, we initiated a restructuring of management with the termination of certain management employees. Consequently, a restructuring charge of $586,200 was recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Cost to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This amount was comprised of $375,000 in non-cash stock-based compensation associated with the accelerated vesting of restricted stock, which is included in amortization of stock-based compensation in the Consolidated Statements of Operations, and $211,200 in severance and payroll-related items.

      During fiscal 2001, we finalized and announced restructuring plans to reduce expenses through the consolidation of our Internet and bill payment operations. This restructuring has resulted in the closure of our offices in Alabama, Kentucky, Texas and Tennessee, as well as the downsizing of offices in Connecticut. Total staff reductions were approximately 195 employees. Consequently, a restructuring charge of approximately $2,002,000 was recorded for the year ended December 31, 2001 in accordance with EITF 94-3. This amount was comprised of approximately $1,350,000 in severance and payroll-related items and approximately $652,000 in lease and other contract termination costs.

      In connection with this restructuring, we have accrued approximately $1,109,000 as additional purchase price for the acquisition of assets from Harland as a result of the termination of employees and the closing of offices obtained in that acquisition in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This amount is comprised of approximately $1,060,000 for severance and payroll-related items and approximately $50,000 for office lease and other contract termination costs.

      As of December 31, 2001, we had paid approximately $3,535,000 in restructuring costs consisting of approximately $2,858,000 in severance and payroll related costs and approximately $677,000 in contract and lease termination costs. As of December 31, 2001, we had terminated approximately 190 employees out of an anticipated total of 195 employees to be terminated as the result of the restructuring plan. At December 31, 2001, approximately $162,000 in restructuring costs remained as an accrued liability, consisting of approximately $137,000 in future severance benefits and other payroll-related costs and $25,000 in additional contract and lease termination costs.

      The following table summarizes our restructuring charges accrued and paid in 2000 and 2001:

	Severance and	Lease and Other
	Payroll	Contract
	Related Items	Termination Costs	Total

Restructuring charges accrued in 2000	$586,000	$—	$586,000

Restructuring charges recorded in connection with the acquisition of assets from Harland	773,000	200,000	973,000

Paid in 2000	(487,000)	—	(487,000)

Balance at December 31, 2000	872,000	200,000	1,072,000

Restructuring charges accrued in 2001	1,350,000	652,000	2,002,000

Restructuring charges recorded in connection with the acquisition of assets from Harland	286,000	(150,000)	136,000

Paid in 2001	(2,371,000)	(677,000)	(3,048,000)

Balance at December 31, 2001	$137,000	$25,000	$162,000

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. ASSET IMPAIRMENT CHARGES

      In accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets,” we perform an impairment test with regards to a long-lived asset when a “triggering event” occurs which may indicate that the carrying value of the asset is unrealizable. Our policy for the completion of such analysis is to compare the undiscounted cash flows expected to be generated from the long-lived asset over its useful life to the carrying value of the asset. SFAS No. 121 also requires that when a group of assets being tested for impairment was acquired as part of a business combination using the purchase method of accounting, any cost in excess of net assets acquired that arose as part of the transaction must be included as part of the asset group. During fiscal 2000, management determined that a triggering event had occurred with respect to certain acquired software applications as a result of our management restructuring and realigned strategic focus.

      Additionally, during 2001 we determined that a triggering event had occurred related to our decision to sell certain assets related to the DVI acquisition, as well as the termination of a customer associated with our Card Plus acquisition. An analysis of the estimated future cash flows expected to be generated by these acquired assets was determined to be less than the carrying amount, and allocated cost was determined to be in excess of net assets acquired. Therefore, these acquired assets were determined to be impaired in accordance with SFAS No. 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value of such assets at the date of the analysis.

      These triggering events resulted in a $26.3 million and $12.1 million asset impairment loss for the years ended December 31, 2000 and 2001, respectively. In determining the fair market value of these assets, we considered recent transactions and market trends involving similar assets.

12. CHANGE IN ACCOUNTING PRINCIPLE

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

      The following unaudited pro forma consolidated financial information for the years ended December 31, 1999, 2000 and 2001 assumes that the change in accounting principle occurred as of January 1, 1999.

	1999	2000	2001

Loss attributable to common shareholders before cumulative effect of change in accounting principle	$(26,954,876)	$(96,808,699)	$(60,020,563)

Cumulative effect of change in accounting principle	(351,980)	—	—

Pro forma net loss attributable to common shareholders	$(27,306,856)	$(96,808,699)	$(60,020,563)

Basic and diluted loss per share before change in accounting principle	$(18.67)	$(34.81)	$(17.89)

Cumulative effect of change in accounting principle per share	(0.24)	—	—

Basic and diluted net loss per share	$(18.92)	$(34.81)	$(17.89)

Basic and diluted weighted average shares outstanding	1,442,754	2,781,141	3,354,909

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All of the pro forma effects of SAB No. 101 have been allocated to 1999 as we did not charge any up front fees for services in prior periods.

13. EXTRAORDINARY ITEM

      On October 18, 1999, we entered into a $3,000,000 line of credit facility with a company, and in connection therewith, an affiliate of that company was appointed as one of our directors. The line of credit facility bore interest at the prime rate. In conjunction with the line of credit facility, we issued warrants to purchase 57,735 shares of common stock at an exercise price of $26.00 per share. We recorded deferred financing costs for the difference between the fair value of common stock, valued at $106.00 per share, and the exercise price of the warrants. The deferred financing costs were to be recognized over the three-year term of the line of credit. The line of credit facility was terminated in December 1999 in connection with the receipt of the commitment from InterCept discussed in Note 9 above. The termination resulted in the recognition of an extraordinary non-cash loss of $4,518,760 for the period from March 1, 1999 to December 31, 1999 related to the write off of the unamortized deferred financing fees.

14. INCOME TAXES

      We have incurred net operating losses (“NOL”) since inception. As of December 31, 2000 and 2001, we had NOL carryforwards of approximately $25.8 million and $47.2 million, respectively, available to offset our future income tax liability. The NOL carryforwards will begin to expire in 2014. Due to the uncertainty of the realizability of the net operating losses, we have not reflected an income tax benefit in the accompanying statements of operations for any period presented and have recorded a valuation allowance equal to the net deferred tax assets at December 31, 2000 and 2001.

      The components of the deferred tax assets and liabilities are as follows as of December 31, 2000 and 2001:

	December 31,

	2000	2001

Deferred tax assets:

Net operating loss carryforwards	$12,231,914	$18,029,840

Deferred revenue	3,305,877	1,172,699

Accounts receivable reserve	243,750	142,577

Stock-based compensation	2,958,139	3,292,705

Intangible assets	418,000	505,963

Other	427,872	213,057

Total deferred tax assets	19,585,552	23,356,841
Deferred tax liabilities

Property and equipment	(283,322)	(283,322)

Unbilled accounts receivable	(712,191)	0

Total deferred tax liabilities	(995,513)	(283,322)

Net deferred tax assets	18,590,039	23,073,519

Valuation allowance	(18,590,039)	(23,073,519)

Net	$—	$—

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the income tax benefit for the period from March 1, 1999 to December 31, 1999, and for the years ended December 31, 2000 and 2001 are as follows:

	December 31, 1999	December 31, 2000	December 31, 2001

Current benefit

Federal	$—	$—	$—

State	—	—	—

Deferred benefit

Federal	(5,134,862)	(11,503,613)	(3,374,311)

State	(598,198)	(1,353,366)	(396,978)

	(5,733,060)	(12,856,979)	(3,771,289)

Total benefit	(5,733,060)	(12,856,979)	(3,771,289)

Valuation allowance	5,733,060	12,856,979	3,771,289

Total	$—	$—	$—

      The following is a summary of the items, which resulted in recorded income taxes that differ from taxes, computed using the statutory income tax rates for the period from March 1, 1999 to December 31, 1999, and for the years ended December 31, 2000 and 2001, respectively:

	1999	2000	2001

Tax benefit at federal statutory rates	34%	34%	34%

Tax benefit at state statutory rate	4	4	4

Permanent tax differences	(59)	(51)	(44)

Effect of valuation allowance	21	13	6

Effective tax rate	—%	—%	—%

      The income tax benefit for the period from January 1, 1999 to February 28, 1999 was not material.

15. PREFERRED STOCK

      In December 1999, we issued 500,000 shares of Series A 8% Convertible Preferred Stock, no par value, with a $13.00 per share stated value. The Series A Preferred Stock was convertible at the option of the shareholder, in whole or in part, into 51,384 split-adjusted shares of common stock. In addition, if the average closing price of our common stock had equaled or exceeded a split-adjusted price of $208.00 per share for any four-week period, we would have been permitted to redeem all of the Series A Preferred Stock for cash or 51,384 split-adjusted shares of common stock. If we had elected to redeem the Series A Preferred Stock for cash, the holder had the option to receive payment in common stock. Series A Preferred Stock dividends were cumulative and were payable when declared by the Board of Directors, at the rate of $1.04 per share per year. We accrued $24,200 in dividends on the shares of Series A Preferred Stock for the period from December 15, 1999 to December 31, 1999. During 2000, we paid $24,200 in accrued dividends on these shares.

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

      In connection with a registration rights agreement entered into with the former shareholders of DPSC, the shares were subject to the right, as of June 15, 2002, of the holders of the Series B Preferred Stock to

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require us to repurchase all of such shares at a price of $13.00 per share, plus all accrued and unpaid dividends thereupon. Subsequent to December 31, 2001, we extended the repurchase requirement date to April 10, 2003 (see Note 21).

      We have accrued $1,040,000 in dividends on the shares of Series B Preferred Stock for the year ended December 31, 2001 and have included that amount in the other current liabilities in the accompanying balance sheets. Additionally, we have included the preferred dividends for each year in the calculation of net income attributable to common shareholders.

16. STOCK OPTION PLAN

      During 1999, we adopted, and our shareholders approved, the 1999 Stock Option and Incentive Plan (the “Plan”). Awards under the Plan are granted to eligible officers, directors, employees and other persons by the Board of Directors or by our Compensation Committee, which is composed of the entire Board of Directors. Awards issued under the Plan may include incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), restricted stock or stock appreciation rights. The Compensation Committee administers the Plan and generally has the discretion to determine the terms of an option grant, including the number of option shares, option price, term, vesting schedule, the post-termination exercise period, and whether the grant will be an ISO or NQSO, except that the Board of Directors must approve all awards to our executive officers and directors.

      The maximum number of shares of common stock that may be issued under the Plan as of January 1, 2002 is 790,404. The Plan provides that the number of shares of common stock available for issuance shall be automatically increased on January 1 of each year to an amount equal to 20% of the fully diluted shares of stock outstanding on December 31 of the previous year, provided that the shares available for issuance shall not be less than 437,500, and no more than 437,500 shares shall be issuable with respect to ISOs.

      The Plan will remain in effect until terminated by the Board of Directors. The Board of Directors may generally amend the Plan without the consent of our shareholders.

      During 1999, we issued options with exercise prices below the initial public offering price. Accordingly, we recorded approximately $13.1 million in deferred compensation and included such amount in common stock. This amount is being amortized over the respective vesting periods of the options. We recorded $3.2 million and $1.3 million in compensation expense for these options during 2000 and 2001, respectively.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock options granted and related information for the years ended December 31, 1999, 2000 and 2001 is presented below:

	Shares	Price Range

Outstanding at December 31, 1998	—	$—

Granted	351,938	$16.00 - $118.00

Exercised	—	$—

Outstanding at December 31, 1999	351,938	$16.00 - $118.00

Granted	297,802	$0.08 - $177.04

Exercised	(1,771)	$0.08 - $ 40.00

Forfeited	(111,347)	$40.00 - $177.04

Outstanding at December 31, 2000	536,622	$0.08 - $136.64

Granted	48,700	$3.84 - $ 4.00

Exercised	(2,223)	$0.08

Forfeited	(380,126)	$0.08 - $177.04

Outstanding at December 31, 2001	202,973	$3.84 - $122.00

Exercisable at December 31, 2001	119,871	$10.00 - $122.00

      The following summarizes information about the stock options outstanding as of December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2001	Life	Price	2001	Price

$ 3.84 - $ 10	.00 40,212	9.34	$5.04	2,820	$10.00

$16.00 - $ 38.	75 80,750	7.58	$20.68	60,996	$20.57

$40.00 - $ 62.	24 35,344	7.71	$40.31	25,358	$40.14

$78.00 - $122.0	0 46,667	8.01	$98.04	30,697	$102.91

	202,973	8.05	$38.79	119,871	$45.55

      During 1999, we issued 9,375 shares of restricted stock under the Plan. In conjunction with our management restructuring (see discussion in Note 10), we accelerated the vesting period of 3,125 of these shares in exchange for the forfeiture of 3,125 shares. As of December 31, 2001, there were 6,250 shares issued and outstanding related to this grant, all of which are vested. The weighted average fair value of these shares at grant date was $120.00 per share.

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

      We have elected to account for our stock-based compensation plan under APB Opinion No. 25. We have computed, for pro forma disclosure purposes, the value of all options to purchase shares of our common stock granted in 1999, 2000 and 2001 to our employees using the Black-Scholes option pricing model prescribed in

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123 and the following weighted-average assumptions: for 1999, risk-free interest rates of 5.80% to 6.17%, expected dividend yield of 0%, expected lives of four years, and expected volatility of 69%; for 2000, risk-free interest rates of 6.03% to 6.21%, expected dividend yield of 0%, expected lives of four years, and expected volatility of 132%; and for 2001, risk-free interest rates of 3.49% to 5.02%, expected dividend yield of 0%, expected lives of four years, and expected volatility of 185%.

      The weighted average fair value of options granted to employees of Netzee in 1999, 2000 and 2001 was $90.64, $52.08 and $3.79 per share, respectively. The total value of the options granted to these employees during 1999, 2000 and 2001 was computed as approximately $21.0 million, $15.9 million and $185,000, respectively, which would be amortized on a pro forma basis over the three-year vesting period of the options. If we had accounted for the Plan in accordance with SFAS No. 123, our net loss for the years ended December 31, 1999, 2000 and 2001 would have been as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	1999	2000	2001

Net loss attributable to common shareholders as reported	$(26,954,876)	$(97,160,679)	$(60,020,563)

Pro forma net loss	$(28,212,750)	$(107,169,281)	$(58,581,010)

Loss per share (basic and diluted) as reported	$(18.72)	$(34.94)	$(17.89)

Loss per share (basic and diluted) pro forma	$(19.52)	$(38.53)	$(17.46)

17. BASIC AND DILUTED NET LOSS PER SHARE

      Basic and diluted net loss per share have been computed in accordance with SFAS No. 128, “Earnings per Share,” using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Potentially dilutive options to purchase 351,938, 536,622, and 202,973 shares of common stock with a weighted average exercise price of $59.76, $51.92 and $38.79 per share were outstanding at December 31, 1999, 2000 and 2001, respectively, approximately 51,384 common shares issuable upon conversion of the preferred stock for the years ended December 31, 1999, 2000, and 2001, 57,735 outstanding warrants to purchase common stock for the year ended December 31, 1999, and 107,106 common shares issuable upon the achievement of certain performance targets associated with the DVI and Card Plus acquisitions for the year ended December 31, 2000 were excluded from the presentation of diluted net loss per share, as they are antidilutive due to the net loss.

18. EMPLOYEE BENEFITS

      In 1999, we established a defined contribution 401(k) savings plan, which covers substantially all employees, subject to certain minimum age and service requirements. Contributions to this plan are voluntary; however, for 1999 we matched in cash 100% of the first 6% of an employee’s compensation contributed. For the year ended December 31, 2000, we matched in cash 100% of the first 4% of compensation contributed, and in our common stock 100% of the next 2% of compensation contributed. For the year ended December 31, 2001, we matched in cash 50% of the first 4% of compensation contributed and in our common stock, 50% of the next 2% contributed. The stock will be issued to those employees who contributed in excess of 4% and were still employed by us as of December 31, 2000 and 2001, respectively. The number of shares was determined by taking the total dollar value of the matching contribution divided by the share closing price on the last trading day of the year. We contributed approximately 47,400 and 12,300 shares valued at approximately $142,000 and $21,000 at December 31, 2000 and 2001, respectively. Our cash contributions were approximately $577,000 and $187,000 for the years ended December 31, 2000 and 2001, respectively.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Predecessor	Netzee, Inc.

	For the Period	For the Period
	from January 1,	from March 1,
	1999 to	1999	Year Ended	Year Ended
	February 28,	to December 31,	December 31,	December 31,
	1999	1999	2000	2001

Cash paid for interest	$2,971	$740,638	$908,132	$1,379,936

Supplemental disclosure of non-cash investing and financing activities:

Stock issued for acquisitions	—	71,884,011	39,834,929	—

Warrants issued for the purchase of common stock	—	4,618,760	—	—

Stock issued for notes receivable	—	3,110,000	—	—

Purchase of property and equipment with note payable	—	1,345,000	—	—

Stock issued as deferred compensation	—	1,125,000	—	—

Stock issued in connection with marketing agreements, net of cash paid	—	1,079,096	—	—

Capital contribution for property and equipment from shareholder	—	750,000	—	—

Exercise of stock options for note receivable	—	93,300	—	—

Stock issued for employer 401(k) match	—	—	142,204	20,516

Stock reclaimed from escrow	—	—	—	(68,713)

20. COMMITMENTS AND CONTINGENCIES

Property Leases

      We lease various facilities under non-cancelable property lease agreements. Future minimum annual obligations under these leases as of December 31, 2001 are as follows:

2002	$571,210

2003	325,962

2004	362,781

2005	378,056

2006	189,024

Total	$1,827,034

      Rent expense for the period from January 1, 1999 to February 28, 1999, the period from March 1, 1999 to December 31, 1999, and the years ended December 31, 2000 and 2001 was $8,934, $138,874, $1,111,384, and $1,373,932, respectively.

Litigation

      We are party to various claims and legal proceedings that arise in the normal course of business (see Note 21). Management, on the advice of legal counsel, does not believe that a negative outcome of any known pending litigation would have a material adverse effect on us or our financial condition or results of operations.

NETZEE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. SUBSEQUENT EVENTS

Nasdaq Notification

      On February 14, 2002, we received notification from The Nasdaq Stock Market indicating that we were out of compliance with the $5 million minimum market value requirement for our publicly held shares, as stated in Marketplace Rule 4450(a)(2). This rule provides us with 90 calendar days, or until May 15, 2002, to come into compliance with this rule, which would require our publicly held shares to maintain a minimum market value of $5 million for a minimum of 10 consecutive trading days during that period. If we fail to meet this requirement, we will become subject to delisting from the Nasdaq National Market, at which time we can appeal the delisting to the Nasdaq Listing Qualifications Panel. It is likely that we will be delisted from the Nasdaq National Market. In addition, we also have the option of applying to transfer our common stock to the Nasdaq SmallCap Market, where we also would have to satisfy continued inclusion requirements for that market. These requirements include maintaining certain levels of shareholders equity and market value, which we may be unable to achieve.

Litigation

      As reported in our Form 10-Q for the quarter ended June 30, 2001, on November 1, 1999, Independent Banker’s Bank of Florida (“IBBF”) filed a lawsuit against Netzee in the U.S. District Court for the Middle District of Florida. In this lawsuit, IBBF claimed that we violated the terms of a marketing agreement between IBBF and SBS, a company acquired by our predecessor. We terminated this marketing agreement after the acquisition of SBS in August 1999. In the lawsuit, IBBF claimed that the marketing agreement did not permit Netzee to terminate the agreement and that Netzee breached certain exclusivity provisions of the agreement. In March 2002, we settled this litigation for $750,000. This amount was recorded in the first quarter of 2002 upon settlement of the litigation, as the amount was not reasonably estimable at December 31, 2001.

Related Party Borrowings

      On March 29, 2002, our joint credit facility with InterCept and Harland was amended. The maturity date of the credit facility was extended to April 10, 2003 and the total credit facility was reduced from approximately $19.6 million to $18 million. The first $17 million, to the extent borrowed, will be funded approximately 76.7% by InterCept and 23.3% by Harland. The remaining $1 million, if borrowed, will be funded solely by InterCept. In connection with this amendment, InterCept was paid an extension fee of $100,000 and Harland was paid an extension fee of $20,000.

Preferred Stock

      On March 29, 2002, the Registration Rights Agreement with the former shareholders of DPSC was amended to defer, until April 10, 2003, the right of the holders of the Series B Preferred Stock to require Netzee to repurchase the preferred stock. In connection with this amendment, Netzee paid an extension fee of approximately $500,000.

Memorandum of Understanding

      In the first quarter of 2002, we entered into a Memorandum of Understanding (the “MOU”) with the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Georgia State Banking Department. The MOU addresses several operational tasks which we believe we have now substantially completed, imposes continuing reporting requirements and prohibits us from declaring or paying cash or stock dividends on any shares of our capital stock without the approval of the banking regulators. No civil or monetary penalties have been imposed on us as a result of the MOU.