Form 10-Q
period 2002-03-31
NETZEE INC
filed 2002-05-15
CIK 1094335

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to , 20

Commission file number: 0-27925

Netzee, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2488883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2002, there were 3,377,911 shares of the Registrant’s Common Stock outstanding.

NETZEE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2001	March 31, 2002

		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$464,889	$964,249
Restricted cash	325,000	325,000
Accounts receivable, net of allowance for doubtful accounts of $375,202 and $285,629, at December 31, 2001 and March 31, 2002, respectively	2,708,227	2,271,833
Leases receivable, current	630,083	575,689
Prepaid and other current assets	1,091,442	808,158

Total current assets	5,219,641	4,944,929
Property and equipment, net of accumulated depreciation of $3,007,404 and $3,434,253, at December 31, 2001 and March 31, 2002, respectively	4,315,900	4,122,009
Intangible assets, net of accumulated amortization of $50,028,727 and $55,998,827, at December 31, 2001 and March 31, 2002, respectively	22,261,157	16,291,057
Leases receivable, net of current portion	638,267	515,081
Other non-current assets	65,607	659,556

Total assets	$32,500,572	$26,532,632

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,303,835	$1,440,459
Accrued liabilities	1,354,045	1,008,263
Deferred revenue	2,697,894	2,754,622
Other current liabilities	1,039,996	1,169,996

Total current liabilities	6,395,770	6,373,340
Related-party borrowings	13,191,715	13,724,220
Deferred revenue, net of current portion	1,180,780	1,017,268

Total liabilities	20,768,265	21,114,828

Commitments and contingencies

Redeemable preferred stock, no par value; 5,000,000 shares authorized:
8% convertible preferred stock, $13 stated value; 500,000 shares authorized, issued and outstanding at December 31, 2001 and March 31, 2002	6,500,000	6,500,000

Shareholders’ equity:
Common stock, no par value; 70,000,000 shares authorized at December 31, 2001 and March 31, 2002, 3,377,911 shares issued and outstanding at December 31, 2001 and March 31, 2002	190,555,255	190,298,897
Notes receivable from shareholders	(579,486)	(588,123)
Deferred stock compensation	(629,234)	(284,298)
Accumulated deficit	(184,114,228)	(190,508,672)

Total shareholders’ equity (deficit)	5,232,307	(1,082,196)

Total liabilities and shareholders’ equity	$32,500,572	$26,532,632

The accompanying notes are an integral part of these balance sheets.

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31, 2001	March 31, 2002

	(Unaudited)	(Unaudited)
Revenues:
Monthly maintenance and service	$6,921,051	$4,487,446
License, hardware, implementation and other	547,415	271,979

Total revenues	7,468,466	4,759,425
Operating expenses:
Cost of services, license, hardware, implementation and maintenance	4,383,965	1,778,778
Selling and marketing	1,301,594	194,540
General and administrative, excluding amortization of stock-based compensation and restructuring costs	3,503,132	2,255,061
Amortization of stock-based compensation	480,133	88,568
Depreciation	495,071	539,531
Amortization	9,657,281	5,986,537
Restructuring costs	1,858,645	—
Loss on sales of assets	5,762,208	—

Total operating expenses	27,442,029	10,843,015

Operating loss	(19,973,563)	(6,083,590)
Interest expense, net	(296,854)	(180,854)

Net loss before preferred dividends	(20,270,417)	(6,264,444)
Preferred stock dividends	(130,000)	(130,000)

Net loss attributable to common shareholders	$(20,400,417)	$(6,394,444)

Basic and diluted net loss per share	$(6.08)	$(1.89)

Weighted average common shares outstanding	3,357,013	3,377,911

The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31, 2001	March 31, 2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss attributable to common shareholders	$(20,400,417)	$(6,394,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring costs	1,858,645	—
Depreciation and amortization	10,152,352	6,526,068
Stock-based compensation expense	480,133	88,568
Loss on sales of assets	5,762,208	—
Provision for bad debt	58,962	(11,698)
Interest income on shareholder notes	(16,104)	(8,637)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	1,241,433	448,092
Leases receivable	116,597	177,580
Prepaid and other assets	68,066	(310,665)
Accounts payable	(554,870)	136,624
Accrued liabilities	(1,131,835)	(345,782)
Deferred revenue	(911,834)	(106,784)
Other	128,650	96,078

Net cash (used in) provided by operating activities	(3,148,014)	295,000

Cash flows from investing activities:
Acquisitions, net of cash acquired	(285,890)	—
Purchase of short-term investments	(250,000)	—
Proceeds from sale of assets	14,146,941	—
Purchase of property, equipment and capitalized software	(567,422)	(345,640)

Net cash provided by (used in) investing activities	13,043,629	(345,640)

Cash flows from financing activities:
Related party borrowings	1,854,385	1,350,000
Payments on related party borrowings	(12,596,706)	(800,000)
Repayment of shareholder notes	300,000	—

Net cash (used in) provided by financing activities	(10,442,321)	550,000

Net decrease in cash and cash equivalents	(546,706)	499,360
Cash and cash equivalents, beginning of period	960,231	464,889

Cash and equivalents, end of period	$413,525	$964,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$719,029	$238,421

The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Overview

We are a provider of integrated Internet banking products generally to community financial institutions and their customers. We provide a retail suite of integrated Internet banking products and services and Internet commerce solutions to community financial institutions. This retail suite provides cost-effective, outsourced, secure and scalable Internet banking and Internet commerce products that enable financial institutions to offer to their customers a wide array of financial products and services over the Internet. Customers can select from the components of our suite to develop an e-commerce strategy that best suits their business requirements. Included in the suite are full service Internet banking, bill payment, cash management, and Internet commerce services, as well as custom web site design and hosting services, branded portal design, targeted marketing services, access to brokerage services, and implementation and marketing services.

Formation and Acquisitions

Direct Access Interactive, Inc. (“Direct Access” or the “Predecessor”) was incorporated on October 10, 1996. On March 9, 1999, Direct Access was purchased by The InterCept Group, Inc. (“InterCept”). Direct Access was operated as a separate subsidiary of InterCept. On August 6, 1999, Direct Access purchased the remote banking operations of SBS Corporation (“SBS”). SBS provided automated technology products and services to community financial institutions nationwide. Direct Access was later merged with and into Netzee. On September 3, 1999, we purchased the Internet banking divisions of TIB The Independent BankersBank (“TIB”) and The Bankers Bank (collectively, the “Divisions”), and we acquired Dyad Corporation and subsidiaries (“Dyad”) and Call Me Bill, LLC (“Call Me Bill”). Call Me Bill provided 24-hour electronic bill payment services to financial institution’s customers. In November 1999, we completed an initial public offering of our common stock. On December 15, 1999, we purchased DPSC Software, Inc. (“DPSC”), which provided regulatory reporting and related software to community financial institutions.

On March 7, 2000, we purchased Digital Visions, Inc. (“DVI”), which provided Internet-based information and analytic tools to financial institutions. In July 2000, we acquired Card Plus, Inc., (“Card Plus”). In November 2000, we acquired the Internet banking and bill payment business of John H. Harland Company (“Harland”). In March 2001, we acquired the Internet banking assets of HomeCom, Inc. (“HomeCom”). We collectively refer to SBS, the Divisions, Dyad, Call Me Bill, DPSC, DVI, Card Plus, Harland and HomeCom as the “Acquired Operations.”

Dispositions

On February 2, 2001, we sold to InterCept the regulatory reporting business acquired from DPSC in 1999, and InterCept assumed certain of the related operating liabilities.

Effective May 1, 2001, we sold to iPay, LLC (“iPay”), certain assets related to our bill payment operations formerly located in Elizabethtown, Kentucky, and iPay assumed certain of the related operating liabilities.

On November 15, 2001, we sold substantially all the assets acquired from DVI to SS&C Technologies, Inc. (“SS&C”) and SS&C assumed substantially all the related operating liabilities.

Basis of Presentation

The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly our financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.

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

In June 2001, the FASB also approved SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease the amortization of goodwill that existed at June 30, 2001. SFAS No. 142 established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would change the fair value of goodwill from its carrying value. SFAS No. 142 becomes effective for our fiscal year beginning January 1, 2002. In accordance with this statement, we are not required to complete the transitional goodwill impairment test until June 30, 2002. We are currently assessing the impact of adopting SFAS No. 142 to determine the effect, if any, it may have on the consolidated results of operations and financial position. As of December 31, 2001, we had allocated our intangible assets to specific intangible asset categories, and thus had no goodwill. The cumulative impact of adopting SFAS No. 142 will be reported as a change in accounting principle in our fiscal 2002 consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In contrast to SFAS No. 121, this statement requires the exclusion of goodwill from its scope and, therefore, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with the Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes.” APB No. 20 requires that a change in estimate be accounted for in the period of change if the change only affects that period or the period of change and future periods if the change affects both. APB No. 20 does not require restatement or pro forma information for prior periods. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 effective January 1, 2002. We believe that the adoption of SFAS No. 144 will not have a material impact on our financial position or results of operations.

2. RELATED-PARTY BORROWINGS

On March 29, 2002, our joint credit facility with InterCept and Harland was amended. The maturity date of the credit facility was extended to April 10, 2003 and the total credit facility was reduced from approximately $19.6 million to $18 million. The first $17 million, to the extent borrowed, will be funded approximately 76.7% by InterCept and 23.3% by Harland. The remaining $1 million, if borrowed, will be funded solely by InterCept. In connection with this amendment, InterCept was paid an extension fee of $100,000 and Harland was paid an extension fee of $20,000. These extension fees will be amortized over the term of the extension as interest expense.

As of March 31, 2002, the balance on this joint credit facility was $13,724,220 with InterCept’s and Harland’s portion totaling $10,527,896 and $3,196,324, respectively, including associated interest expense with our borrowings from InterCept and Harland of $169,519 and $51,407, respectively. At March 31, 2002, we were in compliance with all the covenants of the credit agreement.

3. PREFERRED STOCK

On March 29, 2002, the Registration Rights Agreement with the former shareholders of DPSC was amended to defer, until April 10, 2003, the right of the holders of our Series B 8% Convertible Preferred Stock (the “Series B Preferred Stock”) to require Netzee to repurchase the preferred stock at a price of $13.00 per share, plus all accrued and unpaid dividends thereupon. In connection with this amendment, we paid an extension fee of approximately $500,000, which will be amortized over the term of the extension as preferred dividend expense. As of March 31, 2002, we have accrued $1,170,000 in dividends on our Series B Preferred Stock and have included that amount in our other current liabilities.

4. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, “Earnings per Share,” using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Potentially dilutive options to purchase 155,146 shares of common stock with a weighted average exercise price of $49.66 per share and 492,055 shares of common stock with a weighted average exercise price of $57.36 per share were outstanding at March 31, 2002 and March 31, 2001, respectively. Additionally, 51,384 shares of common stock issuable upon conversion of the Series B Preferred Stock were outstanding for the three months ended March 31, 2002 and March 31, 2001, and 107,106 shares of common stock issuable upon the achievement of certain performance targets associated with the DVI and Card Plus acquisitions were outstanding for the three months ended March 31, 2001. These amounts have been excluded from the presentation of diluted net loss per share, as they are antidilutive.

5. SUBSEQUENT EVENTS

Effective April 30, 2002, we entered into a Severance Agreement with Richard S. Eiswirth, our Senior Executive Vice President, Chief Financial Officer and Secretary. Pursuant to the Severance Agreement, Mr. Eiswirth was paid $321,686 in cash. We also agreed to pay Mr. Eiswirth a $50,000 cash bonus 90 days after the date of the Severance Agreement if Mr. Eiswirth satisfactorily provides us with finance-related assistance on an as-needed basis during such 90 days. Jarett J. Janik, our Vice President and Controller, will assume Mr. Eiswirth’s responsibilities effective May 1, 2002.

Item 2. Management’s Discussion and Analysis of Financial and Condition Results of Operations

The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of Netzee and its management with respect to, among other things: (1) whether we can successfully combine the operations we have acquired, and operations we may acquire, to create or continue improvements in our financial condition; (2) our ability to implement our restructuring and cost savings plans; (3) trends affecting our operations, financial condition and business; (4) our ability to retain existing customers and execute agreements with new customers, (5) our growth and operating strategies; (6) our ability to achieve our sales, cash flow and cost-saving objectives; (7) our ability to remain listed on the Nasdaq National Market, and (8) the continued and future acceptance of and demand for our products and services by our customers. The words “may,” “will,”; “anticipate,” “believe,” “intend,” “plan,” “allow,” “strategy” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to our brief operating history and our ability to achieve or maintain profitability; our ability to achieve, manage or maintain growth and execute our business strategy successfully; our ability to achieve our cash flow and cost-saving objectives; our dependence on developing, testing, implementing, and our ability to successfully market and sell, enhanced and new products and services; risks associated with possible system failures and rapid changes in technology; risks associated with previous and potential future security breaches; our ability to retain existing customers and execute agreements with new customers; our ability to sell our products and services to financial institution customers and their customers; our ability to respond to competition; the volatility associated with Internet-related companies; our ability to maintain our listing on the Nasdaq National Market; and various other factors discussed in detail in the section entitled “Factors that May Affect Our Future Results of Operations or Financial Condition” in our Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002, and in our subsequent quarterly and current reports that we have filed with the SEC. Netzee undertakes no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

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

Our costs of services, license, hardware, implementation and maintenance are comprised of the initial equipment and personnel costs required to implement Internet and telephone banking products and services for our financial institution customers, ongoing personnel and system maintenance costs associated with our data and call centers, royalties paid to information providers, and personnel, production and shipping costs associated with our former fulfillment business, but excludes non-cash stock-based compensation and restructuring costs.

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

Restructuring costs include charges related to severance and other payroll-related items, as well as certain office lease and other contract termination costs resulting from the consolidation of our Internet and bill payment operations during 2001.

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

Net interest expense includes our borrowing costs related to our credit facility less amounts received related to our lease receivables, interest on shareholders’ notes and other interest income.

We also use cash loss as a metric to measure our on-going operating performance. Cash loss is defined as net loss attributable to common shareholders, excluding the effects of amortization of intangible assets, amortization of stock-based compensation, loss on sales of assets and long-lived asset impairment charges. Even though we use cash loss to measure our on-going operating performance, it is not an accepted measure of profitability under generally accepted accounting principles.

Amortization relates to acquired technology and other intangible assets resulting from our acquisitions. Intangible assets are being amortized over lives ranging from two to five years.

Amortization of stock-based compensation consists of amortization of deferred compensation for certain stock options with an exercise price below the initial public offering price and compensation expense for stock sold or awarded to employees at prices below the initial public offering price.

Loss on sales of assets includes non-cash charges recorded to reduce the carrying costs of certain assets to their fair market value upon their sale.

We have incurred operating losses through March 31, 2002. Due to the uncertainty of the realizability of the net operating losses, we have not reflected an income tax benefit in our statements of operations, and we have recorded a valuation for the full amount of our net operating loss carry-forwards.

We have incurred substantial operating losses and although cash flow from operations was positive for the first quarter of 2002, we have negative cash flows from operations on a cumulative basis. We incurred net losses of approximately $20.4 million and $6.4 million for the three months ended March 31, 2001 and March 31, 2002, respectively. Non-cash expenses including depreciation, amortization, amortization of stock-based compensation and loss on sales of assets accounted for approximately 80% and 103% of the net loss attributable to common shareholders for the three months ended March 31, 2001 and March 31, 2002, respectively. We incurred cash losses, excluding restructuring costs, of approximately $2.6 million and $319,000 for the three months ended March 31, 2001 and March 31, 2002, respectively. Including restructuring costs, we incurred cash losses of approximately $4.5 million and $319,000 for the three months ended March 31, 2001 and March 31, 2002, respectively.

Results of Operations

The following table sets forth the results of our operations and selected cash flow information for the three months ended March 31, 2001 and 2002, and selected balance sheet information as of December 31, 2001 and March 31, 2002. These operating results are not necessarily indicative of our future results.

Results of operations:

	Three Months Ended March 31,

			% of		% of
	2001		Revenue	2002	Revenue

	(Unaudited)			(Unaudited)
Revenues	$7,468,466		100%	$4,759,425	100%

Cost of services, license, hardware, implementation and maintenance	4,383,965		59	1,778,778	37

GROSS PROFIT	3,084,501		41	2,980,647	63

Operating expenses:
Selling and marketing	1,301,594		17	194,540	4
General and administrative, excluding amortization of stock-based compensation and restructuring costs	3,503,132		47	2,255,061	47
Restructuring costs	1,858,645		25	—	—

Total operating expenses	6,663,371		89	2,449,601	51

EBITDA (A)	(3,578,870)		(48)	531,046	12

Other cash expenses:
Depreciation	495,071		7	539,531	11
Preferred stock dividends	130,000		2	130,000	3
Interest expense, net	296,854		4	180,854	4

Total other cash expenses	921,925		13	850,385	18

CASH LOSS (B)	(4,500,795)		(61)	(319,339)	(6)

Other non-cash expenses:
Amortization	9,657,281			5,986,537
Amortization of stock-based compensation	480,133			88,568
Loss on sales of assets	5,762,208			—

Total other non-cash expenses	15,899,622			6,075,105

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(20,400,417)			$(6,394,444)

Weighted average basic and diluted shares outstanding	3,357,013	(C)		3,377,911

EBITDA per share (A)	$(1.07	) (C)		$0.16
Cash loss per share (B)	$(1.34	) (C)		$(0.09)
Net loss per share	$(6.08	) (C)		$(1.89)

Note A — EBITDA is defined as earnings before interest, taxes, depreciation, amortization and amortization of stock-based compensation.

Note B — Cash loss is defined as net loss attributable to common shareholders excluding amortization of intangible assets, amortization of stock-based compensation and loss on sales of assets.
Note C — Prior periods have been restated to reflect our 1 for 8 reverse stock split in May 2001.

Selected cash flow information:

	Three Months Ended

	March 31, 2001	March 31, 2002

	(Unaudited)	(Unaudited)
Cash (used in) provided by operating activities:	$(3,148,014)	$295,000
Cash provided by (used in) provided by investing activities:	13,043,629	(345,640)
Cash (used in) provided by financing activities:	(10,442,321)	550,000

Net (decrease) increase in cash and cash equivalents	$(546,706)	$499,360

Selected balance sheet information:

	December 31, 2001	March 31, 2002

		(Unaudited)
Cash and cash equivalents	$464,889	$964,249
Accounts receivable	2,708,227	2,271,833
Leases receivable	1,268,350	1,090,770
Deferred revenue	3,878,674	3,771,890
Related party borrowings	13,191,715	13,724,220

Cash resources:

Cash and cash equivalents	$464,889	$964,249
Available borrowings from related parties	6,363,285	4,275,780	(A)

	$6,828,174	$5,240,029

Note A — Reflects the reduction in the available borrowings resulting from reducing the line of credit facility by approximately $1.6 million on March 29, 2002.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues

Total revenues decreased by approximately $2.7 million, or 36%, from approximately $7.5 million for the three months ended March 31, 2001 to approximately $4.8 million for the three months ended March 31, 2002. This was due primarily to decreases resulting from the sale of our regulatory reporting assets in February 2001, the sale of certain assets related to a portion of our bill payment operations in May 2001 and the sale of substantially all the DVI related assets in November 2001, combined with the planned attrition of certain non-core business acquired from Harland in November 2000.

Cost of services, license, hardware, implementation and maintenance

Cost of services, license, hardware, implementation and maintenance decreased by approximately $2.6 million, or 59%, from approximately $4.4 million for the three months ended March 31, 2001 to approximately $1.8 million for the three months ended March 31, 2002. The decrease in the cost of services, license, hardware, implementation and maintenance was due primarily to the sale of our regulatory reporting assets, the sale certain assets related to a portion of our bill payment operations and the sale of substantially all the assets acquired from DVI during fiscal 2001, as well as decreases in our data center costs resulting from our restructuring and office consolidation efforts.

As a percentage of revenue, cost of services, license, hardware, implementation and maintenance decreased to 37% from 59% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Correspondingly, our gross margin increased from 41% to 63% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in gross margin in fiscal 2002 as compared to fiscal 2001 is primarily due to the continued benefit from the dispositions and attrition of the lower-margin, non-core businesses noted above.

Selling and marketing expenses

Selling and marketing expenses decreased by approximately $1.1 million, or 85%, from approximately $1.3 million for the three months ended March 31, 2001 to approximately $195,000 for the three months ended March 31, 2002. The decrease in selling and marketing expenses was primarily due to a decrease in sales personnel resulting from our restructuring and office consolidation efforts. As a percentage of revenue, selling and marketing expenses decreased to 4% from 17% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

General and administrative expenses

General and administrative expenses decreased by approximately $1.2 million, or 36%, from approximately $3.5 million for the three months ended March 31, 2001 to approximately $2.3 million for the three months ended March 31, 2002. This is due primarily to reductions in personnel and facility costs resulting from our restructuring and office consolidation efforts, partially offset by approximately $750,000 in expenses related to the settlement of certain litigation. As a percentage of revenue, general and administrative expenses remain consistent at 47% as compared to the same period last year.

EBITDA

EBITDA for the three months ended March 31, 2002, was approximately $531,000, or $0.16 per share on 3.4 million weighted average shares outstanding, compared to an EBITDA loss of $3.6 million, or $1.06 loss per share on 3.4 million weighted average shares outstanding for the same period last year. As a percentage of revenue, EBITDA was 11% for the three months ended March 31, 2002.

Restructuring costs

Restructuring costs consisted of severance and payroll related items, as well as certain office lease and contract termination costs. During the first quarter of 2001, we finalized and announced a plan to reduce our operating expenses through the consolidation of our Internet banking and bill payment operations. This plan has resulted in the closure of our offices in Alabama, Kentucky, Tennessee, and Texas, as well as a reduction in our operations in Connecticut. During the fourth quarter of 2001, we finalized these efforts with further staff reductions in our sales force, as well as at our Atlanta and Portland offices. As of March 31, 2002, we have paid and expensed the remaining $162,000 that had remained accrued as of December 31, 2001.

Depreciation

Depreciation increased by approximately $45,000, or 9%, from approximately $495,000 for the three months ended March 31, 2001 to approximately $540,000 for the three months ended March 31, 2002. This increase was due primarily to the depreciation of capitalized software development costs and from depreciation associated with capital acquisitions used to consolidate our data centers during 2001. This was partially offset by the elimination of depreciation costs associated with assets that were sold during fiscal 2001. As a percentage of revenue, depreciation expenses increased to 11% from 7% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Preferred stock dividends

Preferred stock dividends related to accrued dividends on our Series B 8% preferred stock. No dividends were paid related to 2001 and 2002.

Interest expense, net

Net interest expense decreased by approximately $116,000, or 39%, from approximately $297,000 for the three months ended March 31, 2001 to approximately $181,000 for the three months ended March 31, 2002. This decrease was due to a lower average effective interest rate in 2002 as compared to 2001, offset by a slightly lower average debt balance in 2001 as compared to 2002.

Cash loss

For the three months ended March 31, 2002, cash loss decreased to $319,000, or $0.09 per share on 3.4 million weighted average shares outstanding, compared with $4.5 million, or $1.34 per share on 3.4 million weighted average shares outstanding, for the three months ended March 31, 2001.

Amortization expense

Amortization expense decreased by approximately $3.7 million, or 38%, from approximately $9.7 million for the three months ended March 31, 2001 to $6.0 million for the three months ended March 31, 2002. Amortization expense decreased due to the write-down of certain intangible assets during fiscal 2001, combined with the elimination of the amortization related to the DPSC assets, which we sold in February 2001, and the DVI-related assets, which we sold in November 2001.

Stock-based compensation

Stock-based compensation decreased by approximately $392,000, or 82%, from approximately $480,000 for the three months ended March 31, 2001 to approximately $89,000 for the three months ended March 31, 2002. Stock-based compensation expense declined due to the forfeitures of certain stock options of terminated employees. These terminations were primarily related to our restructuring efforts.

Loss on sales of assets

Loss on sales of assets was approximately $5.8 million for the three months ended March 31, 2001 and resulted primarily from the non-cash loss on the sale of our regulatory reporting business in February 2001.

Liquidity and Capital Resources

Our operating activities provided cash of approximately $295,000 and used cash of approximately $3.1 million for the three months ended March 31, 2002 and March 31, 2001, respectively. Cash provided from operating activities during the first quarter of fiscal 2002 resulted primarily from the collection of accounts receivable, partially offset by the payment of accrued liabilities. Cash used in operating activities during the first quarter of fiscal 2001 resulted primarily from our net operating losses.

Our investing activities used cash of approximately $346,000 and provided cash of approximately $13.0 million for the three months ended March 31, 2002 and March 31, 2001, respectively. Cash used in investing activities for the three months ended March 31, 2002 resulted primarily from our investment in property, equipment and capitalized software for our data centers. Cash provided by investing activities for the three months ended March 31, 2001 resulted primarily from the disposition of our regulatory reporting assets in February 2001.

Our financing activities provided cash of approximately $550,000 and used cash of approximately $10.4 million for the three months ended March 31, 2002 and March 31, 2001, respectively. Cash provided by financing activities was due to net additional borrowings from our credit facility. Cash used in financing activities for the three months ended March 31, 2001 resulted primarily from repayments on our credit facility with proceeds from the sale of our regulatory reporting assets offset by additional borrowings from our credit facility.

We define our working capital balance as current assets net of current liabilities. Our working capital deficit as of March 31, 2002 was $1.4 million compared to a working capital deficit of $1.2 million at December 31, 2001. This decrease in working capital is primarily due to the collection of accounts receivable during the quarter which was used to fund our operations and the additional accrual of preferred stock dividends, which we include in our other current liabilities. As of March 31, 2002, we had available borrowings on our line of credit facility of approximately $4.3 million which we may use to fund our working capital deficit, as compared to available borrowings of approximately $6.4 million available as of December 31, 2001. This decrease in available borrowings is primarily due to the reduction in our outstanding credit facility as discussed below.

In March 2002, we extended the maturity date of our joint credit facility from November 2, 2002 to April 10, 2003. We also reduced the total credit facility from $19,555,000 to $18,000,000. The first $17 million, to the extent borrowed, will be funded approximately 77% by InterCept and 23% by Harland. The remaining $1 million, if borrowed, will be funded solely by InterCept. We paid extension fees of $100,000 to InterCept and $20,000 to Harland as a result of these changes to the credit facility. As of March 31, 2002, we had approximately $4.3 million available under the line and we were in compliance with all of the covenants of the credit facility.

In December 1999, we issued 500,000 shares of preferred stock in connection with our acquisition of DPSC. These shares of preferred stock permit us to repurchase all such shares at a price of $13.00 per share, plus accrued but unpaid dividends thereon, subject to certain conditions, none of which have currently been met. In addition, the holder of the preferred stock has the right, beginning on April 10, 2003, to require us to repurchase such stock at $13.00 per share, plus accrued but unpaid dividends thereon. In March 2002, this repurchase right was extended from June 2002 for an extension fee of approximately $500,000, except that in the event that indebtedness under our joint credit facility is accelerated before April 10, 2003, the repurchase right shall become immediately exercisable. Any repurchase of preferred shares will require the approval of our creditors pursuant to the terms of our credit facility and the banking regulators under a memorandum of understanding, see “Item 5 – Other Information – Memorandum of Understanding.” The preferred stock obligation is subordinate to our obligations to our creditors under the credit facility.

Some of our customers have decided to cancel or not renew their agreements with us. The loss of revenue associated with the loss of these customers has caused and will in the future cause a decrease in certain of our costs attributable to these customers and our overall customer volume. In 2002, we may lose additional customers as a result of a number of known and unknown risks, uncertainties and other factors, including the risks, uncertainties and other factors described in this Item 2.

We believe that our existing capital resources, together with cash provided by our operations and borrowings under our credit facility, will be sufficient to fund our working capital requirements for the next 12 months. If we are unable to achieve and maintain our cost savings goals, if we fail to retain our existing customers or if we experience a decrease in revenues from such existing customers, if our working capital requirements exceed our current expectations, or if cash provided by our operations is less than anticipated, we may need to raise additional capital either through debt or equity sources before that time. We cannot be sure that we will be able to obtain the additional financing necessary to satisfy these additional capital requirements or to implement our growth strategy on acceptable terms or at all. If we cannot obtain this financing on terms acceptable to us, we may be forced to curtail some planned business expansion, we may be unable to fund our ongoing operations, or we may have to cease operations altogether. Alternatively, we may be required to reduce the level of spending on capital and operating expenses in order to utilize our existing financing and sources of liquidity to operate the business on a reduced scale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our operations or investments, and we do not have significant operations subject to fluctuations in foreign currency exchange rates. We have a joint credit facility with InterCept and Harland that has an interest rate based upon the prime rate as published in the Wall Street Journal, plus a 2% margin. Any increases in such rates may dramatically increase the interest rate under such facility and would make it more costly for us to borrow funds thereunder. These increased borrowing costs may impede our growth and operating strategies if management determines that such costs are too high to implement these strategies. These increased costs may also hinder our ability to fund our working capital requirements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in our Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002, on November 1, 1999, Independent Banker’s Bank of Florida (“IBBF”) filed a lawsuit against Netzee in the U.S. District Court for the Middle District of Florida. In this lawsuit, IBBF claimed that we violated the terms of a marketing agreement between IBBF and SBS, a company acquired by our predecessor. We terminated this marketing agreement after the acquisition of SBS in August 1999. In the lawsuit, IBBF claimed that the marketing agreement did not permit Netzee to terminate the agreement and that Netzee breached certain exclusivity provisions of the agreement. In March 2002, we settled this litigation for $750,000. This amount was recorded in the first quarter of 2002 upon settlement of the litigation.

Item 2. Changes in Securities and Use of Proceeds

In March 2002, the former shareholders of DPSC agreed to defer, until April 10, 2003, the right of the holders of our Series B Preferred Stock to require us to repurchase such stock.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Nasdaq Delisting

Because our common stock is currently listed on the Nasdaq National Market, we are subject to financial and market-related tests and other qualitative standards established by Nasdaq to maintain our listing. On February 14, 2002, we received notification from The Nasdaq Stock Market indicating that we were out of compliance with the $5 million minimum market value requirement for our publicly held shares. We have been given 90 calendar days, or until May 15, 2002, to come into compliance with this requirement, which would require our publicly held shares to maintain a minimum market value of $5 million for a minimum of 10 consecutive trading days during that period. If we fail to meet this requirement, we will become subject to delisting from The Nasdaq National Market, at which time we can appeal the delisting to the Nasdaq Listing Qualifications Panel. Because our stock price does not currently meet this minimum market value, our stock will be delisted from the Nasdaq National

Market. We do not currently satisfy the continued inclusion requirements of the Nasdaq SmallCap Market. Once our stock is delisted from the Nasdaq National Market, we may have our stock quoted on another quotation service, such as the OTC Bulletin Board, or we may decide to discontinue the quotation of prices of our common stock altogether and deregister our common stock under the Securities Exchange Act of 1934, as amended.

Memorandum of Understanding

During the first quarter of 2002, we entered into a Memorandum of Understanding (the “MOU”) with the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Georgia State Banking Department. The MOU addresses several operational tasks which we believe we have now substantially completed, imposes continuing reporting requirements and prohibits us from declaring or paying cash or stock dividends on any shares of our capital stock without the approval of the banking regulators. No civil or monetary penalties have been imposed on us as a result of the MOU.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit
No.	Description Of Exhibits

2.1*	Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.(1)
2.2*	Agreement and Plan of Merger, dated September 3, 1999, by and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.(1)
2.3*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank.(1)
2.4*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent BankersBank.(1)
2.5*	Acquisition Agreement, dated September 3, 1999, by and among Netzee, Inc., Call Me Bill, LLC and each of the members of Call Me Bill, LLC.(1)
2.6*	Asset Transfer Agreement, dated August 6, 1999, by and between The InterCept Group, Inc. and Direct Access Interactive, Inc.(1)
2.7*	Agreement and Plan of Merger, dated September 3, 1999, by and between Netzee, Inc. and Direct Access Interactive, Inc.(1)
2.8*	Asset Purchase Agreement, dated December 15, 1999, by and among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.(2)
2.9*	Asset Purchase Agreement, dated February 28, 2000, by and among Netzee, Inc., Digital Visions, Inc. and certain shareholders of Digital Visions, Inc.(3)
2.10*	Asset Purchase Agreement, dated July 28, 2000, by and among Netzee, Inc., NetzeePlus, Inc., Card Plus, Inc. and the shareholders of Card Plus, Inc.(7)
2.11*	Asset Purchase Agreement, dated September 29, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(8)
2.11.1*	Amendment No. 1 to the Asset Purchase Agreement, dated November 10, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(8)
2.12*	Asset Purchase Agreement, dated February 2, 2001, by and among Netzee, Inc., Netcal, Inc. and The InterCept Group, Inc.(9)
2.13*	Asset Purchase Agreement, dated March 15, 2001, by and between Netzee, Inc., and HomeCom Communications, Inc.(11)
2.14*	Asset Purchase Agreement, dated May 8, 2001, by and among Netzee, Inc., Call Me Bill, LLC, and iPay, LLC.(11)
2.15*	Asset Purchase Agreement, dated November 15, 2001, by and between Netzee, Inc. and SS&C Technologies, Inc.(12)
3.1	Amended Articles of Incorporation of Netzee, Inc., as amended to date.(11)
3.2	Amended and Restated Bylaws of Netzee, Inc., as amended.(4)

Exhibit
No.	Description of Exhibits

4.1	Form of Netzee, Inc. common stock certificate.(11)
4.2	Form of Netzee, Inc. Series B 8% Convertible Preferred Stock certificate.(7)
4.3	Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(2)
4.3.1	First Amendment to Registration Rights Agreement, dated September 29, 2000, by and between Netzee, Inc. and Bruce R. Gall & Associates, Inc., on behalf of each of the former shareholders of DPSC Software, Inc.(7)
4.3.2	Second Amendment to Registration Rights Agreement, dated March 29, 2002, by and among Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(13)
4.4	Registration Rights Agreement, dated July 28, 2000, by and between Netzee, Inc. and Card Plus, Inc.(7)
4.5	Registration Rights Agreement, dated November 10, 2000, by and between Netzee, Inc. and John H. Harland Company.(8)
10.1	Netzee, Inc. 1999 Stock Option and Incentive Plan.(1)
10.2	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Glenn W. Sturm.(1)
10.3	Option Agreement, dated July 1, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and John W. Collins.(1)
10.4	Option Agreement, dated August 5, 1999, by and between Netzee, Inc. (as successor to Direct Access Interactive, Inc.) and Richard S. Eiswirth.(1)
10.5	Employment Agreement, dated September 1, 1999, by and between Netzee, Inc. and Glenn W. Sturm.(1)
10.6	Employment Agreement, dated March 1, 2000, by and between Netzee, Inc. and Richard S. Eiswirth.(4)
10.6.1	Amendment to Employment Agreement, dated May 1, 2001, by and between Netzee, Inc. and Richard S. Eiswirth.(11)
10.7	Form of Indemnification Agreement entered into between Netzee, Inc. and each of its executive officers and directors.(1)
10.8	Promissory Note, dated September 1, 1999, from Richard S. Eiswirth as maker to Netzee, Inc. (as successor to Direct Access Interactive, Inc.)(1)
10.9	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and TIB The Independent Bankers Bank.(1)(5)
10.10	General Marketing Agent Agreement, dated September 3, 1999, as amended, by and between Netzee, Inc. and The Bankers Bank.(1)(5)
10.11	Commercial Lease, dated January 9, 1998, by and between DMB, LLC and Netzee, Inc. (as successor to Direct Access Interactive, Inc. (as successor to SBS Corporation)).(1)
10.12	Credit Agreement, dated May 31, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(6)
10.12.1	Amendment No. 1 to Credit Agreement, dated September 29, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.(7)
10.12.2	Amended and Restated Credit Agreement, dated February 2, 2001, by and among Netzee, Inc., The InterCept Group, Inc. and John H. Harland Company.(9)
10.12.3	Consent and Release, dated May 1, 2001, by and among Netzee, Inc., Call Me Bill, LLC, The InterCept Group, Inc., and John H. Harland Company.(11)
10.12.4	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 29, 2002, by and among Netzee, Inc., InterCept, Inc. and John H. Harland Company.(13)
10.13	Employment Agreement, dated July 26, 2000, by and between Netzee, Inc. and Catherine G. Silver.(7)
10.14	Warranty Bill of Sale, dated March 1, 2001, from Netzee, Inc. in favor of W-II Investments, Inc.(10)
10.15	Assignment and Assumption Agreement (Business Loan Agreement), dated March 1, 2001, by and between Netzee, Inc. and W-II Investments, Inc.(10)
10.16	Assignment and Assumption Agreement (Mortgage, Security Agreement and Assignment), dated March 1, 2001, by and between Netzee, Inc. and W-II Investments, Inc.(10)
10.17	Employment Agreement, dated October 9, 2000, by and between Netzee, Inc. and Dan Anderson.(10)
10.18	Severance Agreement, dated November 1, 2000, by and between Netzee, Inc. and Catherine G. Silver.(10)

Exhibit
No.	Description of Exhibits

10.19	Employment Agreement, dated October 10, 2000, by and between Netzee, Inc. and Donny R. Jackson.(10)
10.20	Severance Agreement, dated May 5, 2001, by and between Netzee, Inc. and Dan Anderson.(11)
10.21	Employment Agreement, dated May 7, 2001, by and between Netzee, Inc. and William Todd Shiver.(11)
10.22	Severance Agreement, dated November 30, 2001, by and between Netzee, Inc. and C. Michael Bowers.(13)
10.23	Severance Agreement, dated April 30, 2002, by and between Netzee, Inc. and Richard S. Eiswirth.
21.1	Subsidiaries of the Registrant.(13)

*	Certain schedules and exhibits to this exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission. Netzee, Inc. agrees to furnish supplementally a copy of any such omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to Netzee, Inc.’s Registration Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.
(2)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.
(3)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated March 7, 2000, as filed with the Securities and Exchange Commission on March 22, 2000, and hereby incorporated by reference herein.
(4)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 29, 2000, and as amended May 1, 2000, and hereby incorporated by reference herein.
(5)	Portions of this exhibit were previously omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission on November 8, 1999 and renewed on November 15, 2000 and October 18, 2001.
(6)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated May 31, 2000, as filed with the Securities and Exchange Commission on June 20, 2000, and hereby incorporated by reference herein.
(7)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on November 14, 2000, and hereby incorporated by reference herein.
(8)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated November 10, 2000, as filed with the Securities and Exchange Commission on November 22, 2000, and hereby incorporated by reference herein.
(9)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated February 2, 2001, as filed with the Securities and Exchange Commission on February 16, 2001, and hereby incorporated by reference herein.
(10)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001, and hereby incorporated by reference herein.
(11)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on August 14, 2001, and hereby incorporated by reference herein.
(12)	Previously filed as an exhibit to SS&C Technologies, Inc.’s Form 8-K, dated November 15, 2001 (File No. 0-28430), as filed with the Securities and Exchange Commission on November 27, 2001, and hereby incorporated by reference herein.
(13)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002, and hereby incorporated by reference herein.

(b)   Reports on Form 8-K.

     During the first quarter of our 2002 fiscal year, we did not file any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETZEE, INC.

Date: May 15, 2002	/s/ Jarett J. Janik

Vice President and Controller
(Principal Financial and Accounting Officer and Duly Authorized Officer)