Form 10-Q
period 2002-06-30
NETZEE INC
filed 2002-08-14
CIK 1094335

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ________________, 20 ________.

Commission file number: 0-27925

Netzee, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2488883 (I.R.S. Employer Identification No.)

6190 Powers Ferry Road, Suite 400, Atlanta, Georgia 30339
(Address of principal executive offices)

(770) 850-4000
(Registrant’s telephone number including area code)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2002, there were 3,378,439 shares of the Registrant’s Common Stock outstanding.

NETZEE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2002

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$464,889	$1,255,899
Restricted cash	325,000	435,000
Accounts receivable, net of allowance for doubtful accounts of $375,202 and $275,669, at December 31, 2001 and June 30, 2002, respectively	2,708,227	1,348,401
Leases receivable, current portion	630,083	506,978
Prepaid and other current assets	1,091,442	1,026,305

Total current assets	5,219,641	4,572,583
Property and equipment, net of accumulated depreciation of $3,007,404 and $3,810,105, at December 31, 2001 and June 30, 2002, respectively	4,315,900	3,939,349
Intangible assets, net of accumulated amortization of $50,028,727 and $60,556,615, at December 31, 2001 and June 30, 2002, respectively	22,261,157	9,953,269
Leases receivable, net of current portion	638,267	421,224
Other non-current assets	65,607	—

Total assets	$32,500,572	$18,886,425

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,303,835	$454,116
Accrued liabilities	1,354,045	747,089
Deferred revenue	2,697,894	2,266,078
Redeemable preferred stock and accrued dividends, current portion	1,039,996	7,800,000
Related-party borrowings, current portion	—	14,037,179

Total current liabilities	6,395,770	25,304,462
Related-party borrowings, net of current portion	13,191,715	—
Deferred revenue, net of current portion	1,180,780	975,825

Total liabilities	20,768,265	26,280,287
Commitments and contingencies
Redeemable preferred stock, no par value; 5,000,000 shares authorized:
8% convertible preferred stock, $13 stated value; 500,000 shares authorized, issued and outstanding at December 31, 2001 and June 30, 2002	6,500,000	—
Shareholders’ equity (deficit):
Common stock, no par value; 70,000,000 shares authorized at December 31, 2001 and June 30, 2002, 3,377,911 and 3,378,439 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	190,555,255	190,173,047
Notes receivable from shareholders	(579,486)	(535,100)
Deferred stock compensation	(629,234)	(92,294)
Accumulated deficit	(184,114,228)	(196,939,515)

Total shareholders’ equity (deficit)	5,232,307	(7,393,862)

Total liabilities and shareholders’ equity (deficit)	$32,500,572	$18,886,425

The accompanying notes are an integral part of these balance sheets.

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Monthly maintenance and service	$5,874,522	$3,975,057	$12,795,573	$8,462,502
License, hardware, implementation and other	475,018	465,473	1,022,433	737,453

Total revenues	6,349,540	4,440,530	13,818,006	9,199,955
Operating expenses:
Cost of services, license, hardware, implementation and maintenance	3,747,239	1,633,523	8,131,204	3,412,301
Selling and marketing	1,068,110	181,285	2,369,704	375,825
General and administrative, excluding amortization of stock-based compensation and restructuring costs	3,334,233	1,733,652	6,837,365	3,988,713
Amortization of stock-based compensation	248,054	66,154	728,187	154,722
Depreciation	484,620	426,681	979,691	966,212
Amortization	8,595,580	5,594,723	18,252,861	11,581,260
Restructuring costs	(323,452)	—	1,535,193	—
(Gain)/loss on sales of assets	(1,213,458)	—	4,548,750	—

Total operating expenses	15,940,926	9,636,018	43,382,955	20,479,033

Operating loss	(9,591,386)	(5,195,488)	(29,564,949)	(11,279,078)
Interest expense, net	(182,713)	(237,248)	(479,567)	(418,102)

Net loss before preferred dividends and cumulative effect of change in accounting principle	(9,774,099)	(5,432,736)	(30,044,516)	(11,697,180)
Cumulative effect of change in accounting principle	—	—	—	(743,065)

Net loss before preferred dividends	(9,774,099)	(5,432,736)	(30,044,516)	(12,440,245)
Preferred stock dividends	(130,000)	(255,042)	(260,000)	(385,042)

Net loss attributable to common shareholders	$(9,904,099)	$(5,687,778)	$(30,304,516)	$(12,825,287)

Basic and diluted net loss per share before preferred dividends and cumulative effect of change in accounting principle	$(2.92)	$(1.61)	$(8.97)	$(3.46)
Loss per share from cumulative effect of change in accounting principle	—	—	—	(0.22)

Loss per share before preferred dividends	(2.92)	(1.61)	(8.97)	(3.68)
Loss per share from preferred dividends	(0.04)	(0.07)	(0.08)	(0.12)

Net loss per share	$(2.96)	$(1.68)	$(9.05)	$(3.80)

Weighted average basic and diluted common shares outstanding	3,342,204	3,378,087	3,349,625	3,377,999

The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 30, 2001	June 30, 2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss before preferred dividends	$(30,044,516)	$(12,440,245)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	743,065
Depreciation and amortization	19,232,552	12,547,472
Stock-based compensation expense	728,187	154,722
Net loss on sales of assets	4,548,750	—
Provision for bad debt	141,174	(10,643)
Interest income on shareholder notes	(31,552)	(16,893)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	1,049,288	1,370,469
Leases receivable	331,356	340,148
Prepaid and other assets	32,996	625,703
Accounts payable and accrued liabilities	(1,430,321)	(1,456,675)
Deferred revenue	(1,249,242)	(636,771)
Other	(304,154)	(32,430)

Net cash (used in) provided by operating activities	(6,995,482)	1,187,922

Cash flows from investing activities:
Acquisitions, net of cash acquired	(420,954)	—
Purchase of property, equipment and capitalized software	(1,145,674)	(674,441)
Proceeds from sale of assets	15,511,441	96,250
Purchase of short-term investments related to restricted cash	(475,000)	(110,000)
Proceeds from sales of short-term investments related to restricted cash	100,000	—

Net cash provided by (used in) investing activities	13,569,813	(688,191)

Cash flows from financing activities:
Related party borrowings	6,475,335	1,650,000
Payments on related party borrowings	(14,846,706)	(800,000)
Debt extension costs	—	(620,000)
Repayment of shareholder notes	995,179	61,279
Payments of notes payable	(22,372)	—
Proceeds from exercise of options for common stock	71	—

Net cash (used in) provided by financing activities	(7,398,493)	291,279

Net (decrease) increase in cash and cash equivalents	(824,162)	791,010
Cash and cash equivalents, beginning of period	960,231	464,889

Cash and cash equivalents, end of period	$136,069	$1,255,899

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$871,336	$459,347

The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Overview

We are a provider of integrated Internet banking products generally to community financial institutions and their customers. We provide a suite of integrated Internet banking products and services and Internet commerce solutions to community financial institutions. This suite provides cost-effective, secure and scalable Internet banking and Internet commerce products that enable financial institutions to offer to their customers a wide array of financial products and services over the Internet in either an in-house or fully outsourced environment. Customers can select from the components of our suite to develop an e-commerce strategy that best suits their business requirements. Included in the suite are full service Internet banking, bill payment, cash management, and Internet commerce services, as well as custom web site design and hosting services, branded portal services, targeted marketing services, access to brokerage services, and implementation and marketing services.

Formation and Acquisitions

Direct Access Interactive, Inc. (“Direct Access” or the “Predecessor”) was incorporated on October 10, 1996. On March 9, 1999, Direct Access was purchased by InterCept, Inc. (“InterCept”). Direct Access was operated as a separate subsidiary of InterCept. On August 6, 1999, Direct Access purchased the remote banking operations of SBS Corporation (“SBS”). SBS provided automated technology products and services to community financial institutions nationwide. Direct Access was later merged with and into Netzee, Inc. (“Netzee”). On September 3, 1999, we purchased the Internet banking divisions of TIB The Independent BankersBank (“TIB”) and The BankersBank (collectively, the “Divisions”), and we acquired Dyad Corporation and subsidiaries (“Dyad”) and Call Me Bill, LLC (“Call Me Bill”). Call Me Bill provided 24-hour electronic bill payment services to financial institutions’ customers. In November 1999, we completed an initial public offering of our common stock. On December 15, 1999, we purchased DPSC Software, Inc. (“DPSC”), which provided regulatory reporting and related software to community financial institutions.

On March 7, 2000, we purchased Digital Visions, Inc. (“DVI”), which provided Internet-based information and analytic tools to financial institutions. In July 2000, we acquired Card Plus, Inc., (“Card Plus”), which provided outsourced technology consulting and programming services. In November 2000, we acquired the Internet banking and bill payment businesses of John H. Harland Company (“Harland”). In March 2001, we acquired the Internet banking assets of HomeCom, Inc. (“HomeCom”). We collectively refer to SBS, the Divisions, Dyad, Call Me Bill, DPSC, DVI, Card Plus, the internet banking and bill payment businesses acquired from Harland and the internet banking assets acquired from HomeCom as the “Acquired Operations.”

Dispositions

On February 2, 2001, we sold to InterCept the regulatory reporting business acquired from DPSC in 1999, and InterCept assumed certain of the related operating liabilities. Effective May 1, 2001, we sold to iPay, LLC (“iPay”) certain assets not considered to be part of our core business related to our bill payment operations formerly located in Elizabethtown, Kentucky, and iPay assumed certain of the related operating liabilities. On November 15, 2001, we sold substantially all the assets acquired from DVI to SS&C Technologies, Inc. (“SS&C”), and SS&C assumed substantially all the related operating liabilities.

Significant Accounting Policies

The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly our financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on April 1, 2002.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make certain estimates regarding the reported amounts of revenue, expenses, assets and liabilities, as well as certain contingencies. We evaluate these estimates and the underlying assumptions for reasonableness on an on-going basis. Actual results may vary from these estimates.

The unaudited consolidated financial statements include the accounts of our company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in prior periods have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 established new standards for accounting and additional disclosure requirements for business combinations initiated after June 30, 2001. Additionally, SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS No. 142, goodwill is to be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill ceased effective January 1, 2002. We adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. As discussed further in Note 2, we recorded an impairment charge of approximately $740,000 from the adoption of SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets,” which establishes accounting standards for the recognition and measurement of tangible long-lived asset retirement obligations and associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We expect to adopt SFAS No. 143 effective January 1, 2003 and do not expect that the adoption of this new standard will have a significant impact on our results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In contrast to SFAS No. 121, this statement requires the exclusion of goodwill from its scope and, therefore, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a material impact on our results of operations or financial condition.

2.  GOODWILL, INTANGIBLE ASSETS AND CHANGE IN ACCOUNTING PRINCIPLE

Upon our adoption of SFAS No. 141 as of January 1, 2002, we reclassified certain intangible assets previously allocated to Workforce into Goodwill, and ceased the amortization related to these intangibles.

During the second quarter, we completed the impairment test required by SFAS No. 142. As a result of this impairment test, we determined that the carrying amount of goodwill was in excess of its fair value as determined by a discounted cash flow approach. As a result, we have recorded an impairment charge of $743,065 relating to goodwill which is presented as a cumulative effect of change in accounting principle.

A summary of the changes to goodwill for the six months ended June 30, 2002 is presented below:

		Accumulated	Carrying
	Goodwill	Amortization	Value

Balance at December 31, 2001	$—	$—	$—
ADD: Reclassification of Workforce	1,780,000	(1,036,935)	743,065
LESS: Goodwill Impairment	(1,780,000)	1,036,935	(743,065)

Balance at June 30, 2002	$—	$—	$—

Our other intangible assets are subject to amortization with useful lives ranging from 3 to 4 years. We reviewed the carrying value of these assets under the guidance of SFAS No. 144 and determined there was no impairment related to these balances. The balances of these intangible assets are summarized below:

		Accumulated	Carrying
	Total	Amortization	Value

Balances at December 31, 2001
Workforce	$1,780,000	$(1,036,935)	$743,065
Contracts in Progress	1,880,000	(1,294,583)	585,417
Acquired Technology	68,629,884	(47,697,209)	20,932,675

	$72,289,884	$(50,028,727)	$22,261,157

		Accumulated	Carrying
	Total	Amortization	Value

Balances at June 30, 2002
Contracts in Progress	$1,880,000	$(1,508,751)	$371,249
Acquired Technology	68,629,884	(59,047,864)	9,582,020

	$70,509,884	$(60,556,615)	$9,953,269

For the six months ended June 30, 2002, amortization expense related to these intangible assets was approximately $11.6 million. Estimated amortization for the remainder of 2002 and the next four fiscal years is as follows:

2002	$4,670,000
2003	5,270,000
2004	25,000
2005	—
2006	—

The following tables reconcile the impact of adopting SFAS No. 142 for the three- and six-months ended June 30, 2001 and 2002:

	Three Months Ended

	June 30, 2001	June 30, 2002

Net loss before preferred dividends as reported	$(9,774,099)	$(5,432,736)
Add back goodwill amortization	148,334	—

Adjusted net loss before preferred dividends	$(9,625,765)	$(5,432,736)

Basic and diluted net loss per share before preferred dividends as reported	$(2.92)	$(1.61)
Add back goodwill amortization per share	0.04	—

Adjusted basic and diluted net loss per share before preferred dividends	$(2.88)	$(1.61)

	Six Months Ended

	June 30, 2001	June 30, 2002

Net loss before preferred dividends as reported	$(30,044,516)	$(12,440,245)
Add back cumulative effect of change in accounting principle	—	743,065

Net loss before cumulative impact of change in accounting principle and preferred dividends	(30,044,516)	(11,697,180)
Add back goodwill amortization	296,668	—

Adjusted net loss before preferred dividends	$(29,747,848)	$(11,697,180)

Basic and diluted net loss per share before preferred dividends, as reported	$(8.97)	$(3.68)
Add back cumulative effect of change in accounting principle	—	0.22

Adjusted net loss per share before preferred dividends	$(8.97)	$(3.46)

Add back goodwill amortization per share	0.09	—

Adjusted net loss per share before preferred dividends	$(8.88)	$(3.46)

3.  RELATED-PARTY BORROWINGS

We have a joint credit facility with InterCept and Harland with a maturity date of April 10, 2003. Of the total $18 million that may be borrowed, the first $17 million, to the extent borrowed, will be funded approximately 76.7% by InterCept and 23.3% by Harland. The remaining $1 million, if borrowed, will be funded solely by InterCept.

As of June 30, 2002, the balance on this joint facility was $14,037,179 with InterCept’s and Harland’s portion totaling $10,767,907 and $3,269,272 respectively, including accrued interest of $233,885. At June 30, 2002, we were in compliance with all the covenants of the credit agreement. We have classified our related-party borrowings as current liabilities at June 30, 2002 due to their maturity date of April 10, 2003.

4.  PREFERRED STOCK

On March 29, 2002, the Registration Rights Agreement with the former shareholders of DPSC was amended to defer, until April 10, 2003, the right of the holders of our Series B 8% Convertible Preferred Stock (the “Series B Preferred Stock”) to require Netzee to repurchase the preferred stock at a price of $13.00 per share, plus all accrued and unpaid dividends thereupon. In connection with this amendment, we paid an extension fee of approximately $500,000, which will be amortized over the term of the extension as preferred dividend expense. As of June 30, 2002, we have accrued $1,300,000 in dividends on our Series B Preferred Stock and have included that amount in our current liabilities. We have classified the Series B Preferred Stock as a current liability at June 30, 2002 due to the repurchase right that becomes effective April 10, 2003.

5.  BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, “Earnings per Share,” using net loss divided by the weighted average number of shares of common stock outstanding for the periods presented. Potentially dilutive options to purchase 110,572 shares of common stock with a weighted average exercise price of $33.54 per share and 435,415 shares of common stock with a weighted average exercise price of $59.43 per share were outstanding at June 30, 2002 and June 30, 2001, respectively. Additionally, 51,384 shares of common stock issuable upon conversion of the Series B Preferred Stock were outstanding for the six months ended June 30, 2002 and June 30, 2001, and 67,839 shares of common stock issuable upon the achievement of certain performance targets associated with the DVI and Card Plus acquisitions were outstanding for the six months ended June 30, 2001. These amounts have been excluded from the presentation of diluted net loss per share, as they are antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of Netzee, Inc. and our management with respect to, among other things: (1) whether we can continue to improve our financial condition; (2) our ability to control our operating costs; (3) trends affecting our operations, financial condition and business; (4) our growth and operating strategies; (5) our ability to achieve our sales, cash flow, and cost-saving objectives; (6) the continued and future acceptance of and demand for our products and services by our customers; (7) our ability to retain existing customers and execute agreements with new customers; and (8) our ability to comply with all of the terms, conditions and covenants under our credit facility and the terms related to our Series B Preferred Stock. The words “may,” “will,” “anticipate,” “believe,” “intend,” “expect,” “estimate,” “plan,” “strategy” and similar expressions are intended to identify forward-looking statements. These statements are based upon a number of assumptions and estimates that are subject to significant uncertainties, many of which are beyond our control. These forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to our brief operating history and our ability to achieve or maintain profitability; our ability to achieve, manage or maintain growth and execute our business strategy successfully; our ability to achieve our cash flow and cost-saving objectives; our dependence on developing, testing and implementing, and our ability to successfully market and sell, our products and services; risks associated with possible system failures and rapid changes in technology; risks associated with previous and potential future security breaches; our ability to retain existing customers and execute agreements with new customers; our ability to sell our products and services to financial institution customers and their customers; our ability to respond to competition; the volatility associated with Internet-related companies; our ability to obtain adequate funding; our ability to comply with all of the terms, conditions and covenants under our credit facility and the terms related to our Series B Preferred Stock; and various other factors discussed in detail in the section entitled “Factors That May Affect Our Future Results of Operations and Financial Condition,” in our Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002, and in our subsequent quarterly and current reports that we have filed with the SEC. We do not undertake any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

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

We charge fees for our in-house Internet banking products under either a perpetual license agreement which includes a software license fee, implementation fees and recurring monthly fees based on the number of active users and user-generated transactions, or under a three- to five-year subscription that includes annual subscription and maintenance fees. Revenues from the software and implementation component of those types of arrangements are recognized in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.” Recurring fees represent post-contract customer support and are recognized over the period in which the support services are provided.

Our costs of services, license, hardware, implementation and maintenance are comprised of the initial equipment and personnel costs required to implement Internet and telephone banking products and services for our financial institution customers, on-going personnel and system maintenance costs associated with our data and call centers, royalties paid to information providers, and personnel, production and shipping costs associated with our former fulfillment business, but exclude non-cash stock-based compensation and restructuring costs.

Selling and marketing expenses include marketing expenses, sales commissions and related costs as well as sales employee compensation and benefits. Commissions are paid to sales personnel based on products and services sold. Selling and marketing expenses exclude non-cash stock-based compensation and restructuring costs.

General and administrative expenses include employee compensation and benefits and general office expenses incurred in the ordinary course of business, but exclude non-cash stock-based compensation and restructuring costs.

Restructuring costs include charges related to severance and other payroll-related items, as well as certain office lease and other contract termination costs resulting from the consolidation of our Internet and bill payment operations during 2001.

We use pro forma EBITDA as a metric to measure our on-going operating performance. We define pro forma EBITDA as earnings before interest, taxes, depreciation, amortization, amortization of stock-based compensation, restructuring costs and gain/loss on sales of assets. Even though we use pro forma EBITDA to measure our on-going operating performance, it is not an accepted measure of profitability under accounting principles generally accepted in the United States. Additionally, our calculation of pro forma EBITDA may differ from other companies’ calculations of EBITDA.

Depreciation consists of depreciation of property, equipment and capitalized software development costs.

Preferred stock dividends are related to our Series B Preferred Stock.

Net interest expense includes our borrowing costs related to our credit facility less amounts received related to our lease receivables, interest on shareholders’ notes and other interest income.

We also use pro forma cash loss as a metric to measure our on-going operating performance. Pro forma cash loss is defined as net loss attributable to common shareholders, excluding the effects of amortization of intangible assets, amortization of stock-based compensation, restructuring costs, gain/loss on sales of assets and long-lived asset impairment charges. Even though we use pro forma cash loss to measure our on-going operating performance, it is not an accepted measure of profitability under accounting principles generally accepted in the United States. Additionally, our calculation of pro forma cash loss may differ from other companies' calculations of cash loss and will differ from actual cash flow from operations.

Amortization relates to acquired technology and other intangible assets resulting from our acquisitions. Intangible assets are being amortized over lives ranging from three to four years.

Amortization of stock-based compensation consists of amortization of deferred compensation for certain stock options with an exercise price below the initial public offering price and compensation expense for stock sold or awarded to employees at prices below the initial public offering price.

Gain/loss on sales of assets includes non-cash charges recorded to reduce the carrying costs of certain assets to their fair market value upon their sale.

We have incurred operating losses through June 30, 2002. Due to the uncertainty of our ability to realize the net operating losses, we have not reflected an income tax benefit in our statements of operations, and we have recorded a valuation for the full amount of our net operating loss carry-forwards.

We have incurred substantial operating losses, and although cash flow from operations was positive for the first six months of fiscal 2002, we have negative cash flows from operations on a cumulative basis. We incurred net losses of approximately $9.9 million and $5.7 million for the three months ended June 30, 2001 and June 30, 2002, respectively, and approximately $30.3 million and $12.8 million for the six months ended June 30, 2001 and June 30, 2002, respectively. Non-cash expenses including depreciation, amortization, amortization of stock-based compensation, gain/loss on sales of assets and cumulative effect of change in accounting principle accounted for approximately 82% and 107% of the net loss attributable to common shareholders for the three months ended June 30, 2001 and June 30, 2002, respectively, and approximately 81% and 105% for the six months ended June 30, 2001 and June 30, 2002, respectively.

Results of Operations

The following tables set forth the results of our operations for the three months and the six months ended June 30, 2001 and 2002, selected cash flow information for the six months ended June 30, 2001 and 2002, and selected balance sheet data as of December 31, 2001 and June 30, 2002. These operating results are not necessarily indicative of our future results.

Results of operations:

Netzee, Inc.
Selected Consolidated Financial Results

	Three Months Ended

		% of		% of
	June 30, 2001	Revenue	June 30, 2002	Revenue

	(Unaudited)		(Unaudited)

Revenues	$6,349,540	100%	$4,440,530	100%
Cost of services, license, hardware, implementation and maintenance	3,747,239	59%	1,633,523	37%

GROSS PROFIT	2,602,301	41%	2,807,007	63%
Operating expenses:
Selling and marketing	1,068,110	17%	181,285	4%
General and administrative, excluding amortization of stock-based compensation and restructuring costs	3,334,233	52%	1,733,652	39%
Amortization of stock-based compensation	248,054	4%	66,154	1%
Depreciation	484,620	8%	426,681	10%
Amortization	8,595,580	135%	5,594,723	126%
Restructuring costs	(323,452)	-5%	—
Gain on sales of assets	(1,213,458)	-19%	—

Total operating expenses	12,193,687	192%	8,002,495	180%

Operating loss	(9,591,386)	-151%	(5,195,488)	-117%
Interest expense, net	(182,713)	-3%	(237,248)	-5%

Loss before preferred dividends	(9,774,099)	-154%	(5,432,736)	-122%
Preferred stock dividends	(130,000)	-2%	(255,042)	-6%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,904,099)	-156%	$(5,687,778)	-128%

Weighted average basic and diluted shares outstanding	3,342,204		3,378,087
Basic and diluted net loss per share	$(2.96)		$(1.68)

Reconciliation of operating loss to pro forma measures:
Pro forma EBITDA:
Operating loss	$(9,591,386)		$(5,195,488)
Add back amortization	8,595,580		5,594,723
Add back amortization of stock-based compensation	248,054		66,154
Add back depreciation	484,620		426,681
Add back restructuring costs	(323,452)		—
Add back gain on sales of assets	(1,213,458)		—

Pro forma EBITDA	$(1,800,042)	-28%	$892,070	20%

Pro forma cash loss:
Operating loss	$(9,591,386)		$(5,195,488)
Add back amortization	8,595,580		5,594,723
Add back amortization of stock-based compensation	248,054		66,154
Add back restructuring costs	(323,452)		—
Add back gain on sales of assets	(1,213,458)		—
Less interest expense, net	(182,713)		(237,248)
Less preferred stock dividends	(130,000)		(255,042)

Pro forma cash loss	$(2,597,375)	-41%	$(26,901)	-1%

	Six Months Ended

		% of		% of
	June 30, 2001	Revenue	June 30, 2002	Revenue

	(Unaudited)		(Unaudited)

Revenues	$13,818,006	100%	$9,199,955	100%
Cost of services, license, hardware, implementation and maintenance	8,131,204	59%	3,412,301	37%

GROSS PROFIT	5,686,802	41%	5,787,654	63%
Operating expenses:
Selling and marketing	2,369,704	17%	375,825	4%
General and administrative, excluding amortization of stock-based compensation and restructuring costs	6,837,365	49%	3,988,713	43%
Amortization of stock-based compensation	728,187	5%	154,722	2%
Depreciation	979,691	7%	966,212	11%
Amortization	18,252,861	132%	11,581,260	126%
Restructuring costs	1,535,193	11%	—
Net loss on sales of assets	4,548,750	32%	—

Total operating expenses	35,251,751	253%	17,066,732	186%

Operating Loss	(29,564,949)	-214%	(11,279,078)	-123%
Interest expense, net	(479,567)	-3%	(418,102)	-4%

Loss before cumulative effect of change in accounting principle and preferred stock dividends	(30,044,516)	-217%	(11,697,180)	-127%
Cumulative effect of change in accounting principle	—		(743,065)	-8%

Net loss before preferred dividends	(30,044,516)	-217%	(12,440,245)	-135%
Preferred dividends	(260,000)	-2%	(385,042)	-4%

Net loss attributable to common shareholders	$(30,304,516)	-219%	$(12,825,287)	-139%

Weighted average basic and diluted shares outstanding	3,349,625		3,377,999
Basic and diluted net loss per share before cumulative effect of change in accounting principle and preferred dividends	$(8.97)		$(3.46)
Basic and diluted loss per share from cumulative effect of change in accounting principle	—		(0.22)

Basic and diluted net loss per share before preferred dividends	(8.97)		(3.68)
Basic and diluted loss per share from preferred dividends	(0.08)		(0.12)

Basic and diluted net loss per share	$(9.05)		$(3.80)

Reconciliation of operating loss to pro forma measures:
Pro forma EBITDA:
Operating loss	$(29,564,949)		$(11,279,078)
Add back amortization	18,252,861		11,581,260
Add back amortization of stock-based compensation	728,187		154,722
Add back depreciation	979,691		966,212
Add back restructuring costs	1,535,193		—
Add back net loss on sales of assets	4,548,750		—

Pro forma EBITDA	$(3,520,267)	-25%	$1,423,116	15%

Pro forma cash loss:
Operating loss	$(29,564,949)		$(11,279,078)
Add back amortization	18,252,861		11,581,260
Add back amortization of stock-based compensation	728,187		154,722
Add back restructuring costs	1,535,193		—
Add back net loss on sales of assets	4,548,750		—
Less interest expense, net	(479,567)		(418,102)
Less preferred stock dividends	(260,000)		(385,042)

Pro forma cash loss	$(5,239,525)	-36%	$(346,240)	-8%

SELECTED CASH FLOW INFORMATION:

	Six Months Ended

	June 30, 2001	June 30, 2002

	(Unaudited)	(Unaudited)

Cash (used in) provided by operating activities:	$(6,995,482)	$1,187,922
Cash provided by (used in) provided by investing activities:	13,569,813	(688,191)
Cash (used in) provided by financing activities:	(7,398,493)	291,279

Net (decrease) increase in cash and cash equivalents	$(824,162)	$791,010

SELECTED BALANCE SHEET INFORMATION:

	December 31, 2001	June 30, 2002

		(Unaudited)

Cash and cash equivalents	$464,889	$1,255,899
Accounts receivable	2,708,227	1,348,401
Leases receivable	1,268,350	928,202
Deferred revenue	3,878,674	3,241,903
Related party borrowings	13,191,715	14,037,179
Preferred stock and accrued dividends	7,539,996	7,800,000

Cash resources:
Cash and cash equivalents	$464,889	$1,255,899
Available borrowings from related parties	6,363,285	3,962,821	(A)

Total cash resources	$6,828,174	$5,218,720

Note A — Includes the reduction on March 29, 2002 of the total amount that may be borrowed under our credit facility from $19.6 million to $18 million.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues

Total revenues decreased by approximately $1.9 million, or 30%, from approximately $6.3 million for the three months ended June 30, 2001 to approximately $4.4 million for the three months ended June 30, 2002. This was due primarily to decreases resulting from the sale of certain assets related to a portion of our bill payment operations in May 2001, the sale of substantially all the DVI-related assets in November 2001, and the planned closure and attrition of non-core business acquired from Harland, partially offset by certain growth in our core customer base, net of certain attrition in our core customer base.

Cost of services, license, hardware, implementation and maintenance

Cost of services, license, hardware, implementation and maintenance decreased by approximately $2.1 million, or 56%, from approximately $3.7 million for the three months ended June 30, 2001 to approximately $1.6 million for the three months ended June 30, 2002. The decrease in the cost of services, license, hardware, implementation and maintenance was due primarily to the sale of certain assets related to a portion of our bill payment operations, the sale of substantially all the assets acquired from DVI during fiscal 2001, and the closure of the fulfillment operations in 2001, as well as decreases in our data center costs resulting from our restructuring and office consolidation efforts.

As a percentage of revenue, cost of services, license, hardware, implementation and maintenance decreased to 37% from 59% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Correspondingly, our gross margin increased from 41% to 63% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in gross margin in fiscal 2002 as compared to fiscal 2001 is primarily due to the benefit realized from the dispositions and attrition of the lower-margin, non-core businesses noted above.

Selling and marketing expenses

Selling and marketing expenses decreased by approximately $900,000, or 83%, from approximately $1.1 million for the three months ended June 30, 2001 to approximately $200,000 for the three months ended June 30, 2002. The decrease in selling and marketing expenses was primarily due to a decrease in sales personnel resulting from our restructuring and office consolidation efforts as well as lower new sales volume experienced during 2002. As a percentage of revenue, selling and marketing expenses decreased to 4% from 17% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

General and administrative expenses

General and administrative expenses decreased by approximately $1.6 million, or 48%, from approximately $3.3 million for the three months ended June 30, 2001 to approximately $1.7 million for the three months ended June 30, 2002. This is due primarily to reductions in personnel and facility costs resulting from our restructuring and office consolidation efforts, and is partially offset by the recording of approximately $260,000 in severance compensation to our former Chief Financial Officer in April 2002. We also paid our former Chief Financial Officer an additional $112,000 in previously accrued bonus compensation upon his termination. As a percentage of revenue, general and administrative expenses decreased to 39% from 52% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Stock-based compensation

Stock-based compensation decreased by approximately $182,000, or 73%, from approximately $248,000 for the three months ended June 30, 2001 to approximately $66,000 for the three months ended June 30, 2002. Stock-based compensation expense declined due to the forfeitures of certain stock options of terminated employees. These terminations were primarily related to our restructuring efforts.

Depreciation

Depreciation decreased by approximately $58,000, or 12%, from approximately $485,000 for the three months ended June 30, 2001 to approximately $427,000 for the three months ended June 30, 2002. This decrease was due primarily to the elimination of depreciation costs associated with assets that were sold during fiscal 2001, partially offset by depreciation associated with capital additions required for our core operations. As a percentage of revenue, depreciation expenses increased to 10% from 8% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Amortization

Amortization expense decreased by approximately $3.0 million, or 35%, from approximately $8.6 million for the three months ended June 30, 2001 to $5.6 million for the three months ended June 30, 2002. Amortization expense decreased due to the write-down of certain intangible assets during fiscal 2001, combined with the elimination of the amortization related to the DPSC assets, which we sold in February 2001, and the DVI-related assets, which we sold in November 2001, as well as the cessation of amortization associated with goodwill effective January 1, 2002. As a percentage of revenue, amortization expenses decreased to 126% from 135% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Restructuring costs

Restructuring costs consisted of severance and payroll-related items, as well as certain office lease and contract termination costs. During the first quarter of 2001, we finalized and announced a plan to reduce our operating expenses through the consolidation of our Internet banking and bill payment operations. This plan has resulted in the closure of our offices in Alabama, Kentucky, Tennessee, Texas, and Connecticut. During the second quarter of 2001, we incurred additional severance and payroll-related costs associated with this restructuring. These were offset by the reversal of certain long-term lease obligation reserves resulting from the termination of such leases on terms more favorable than initially anticipated. During the fourth quarter of 2001, we finalized these efforts with further staff reductions in our sales force, as well as reductions in workforce at our Atlanta and Portland offices.

Gain on sales of assets

Gain on sales of assets was approximately $1.2 million for the three months ended June 30, 2001 and resulted primarily from the sale of certain bill payment assets in May 2001.

Interest expense, net

Net interest expense increased by approximately $54,000, or 30%, from approximately $183,000 for the three months ended June 30, 2001 to approximately $237,000 for the three months ended June 30, 2002. This increase was due to a higher average debt balance in 2002 as compared to 2001 and the amortization of certain debt extension fees paid in March 2002, partially offset by a lower average effective interest rate in 2002 as compared to 2001.

Preferred stock dividends

Preferred stock dividends increased by approximately $125,000, from $130,000 for the three months ended June 30, 2001 to approximately $255,000 for the three months ended June 30, 2002. The increase is due to the amortization of extension fees paid in March 2002. No dividends were paid related to dividends accrued in 2001 and 2002.

Pro forma EBITDA

Pro forma EBITDA for the three months ended June 30, 2002, was approximately $892,000, compared to a pro forma EBITDA loss of approximately $1.8 million for the same period last year.

Pro forma cash loss

For the three months ended June 30, 2002, pro forma cash loss decreased to $27,000, compared with $2.6 million for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues

Total revenues decreased by approximately $4.6 million, or 33%, from approximately $13.8 million for the six months ended June 30, 2001 to approximately $9.2 million for the six months ended June 30, 2002. This was due primarily to decreases resulting from the sale of our regulatory reporting assets in February 2001, the sale of certain assets related to a portion of our bill payment operations in May 2001, the sale of substantially all the DVI-related assets in November 2001, and the planned closure and attrition of non-core business acquired primarily from Harland, partially offset by certain growth in our core customer base, net of certain attrition in our core customer base.

Cost of services, license, hardware, implementation and maintenance

Cost of services, license, hardware, implementation and maintenance decreased by approximately $4.7 million, or 58%, from approximately $8.1 million for the six months ended June 30, 2001 to approximately $3.4 million for the six months ended June 30, 2002. The decrease in the cost of services, license, hardware, implementation and maintenance was due primarily to the sale of our regulatory reporting assets, the sale of certain assets related to a portion of our bill payment operations, the sale of substantially all the assets acquired from DVI during fiscal 2001, and the closure of the fulfillment operations in 2001, as well as decreases in our data center costs resulting from our restructuring and office consolidation efforts.

As a percentage of revenue, cost of services, license, hardware, implementation and maintenance decreased to 37% from 59% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Correspondingly, our gross margin increased from 41% to 63% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in gross margin in fiscal 2002 as compared to fiscal 2001 is primarily due to the benefit realized from the dispositions and attrition of the lower-margin, non-core businesses noted above.

Selling and marketing expenses

Selling and marketing expenses decreased by approximately $2.0 million, or 84%, from approximately $2.4 million for the six months ended June 30, 2001 to approximately $376,000 for the six months ended June 30, 2002. The decrease in selling and marketing expenses was primarily due to a decrease in sales personnel resulting from our restructuring and office consolidation efforts as well as lower new sales volume experienced during 2002. As a percentage of revenue, selling and marketing expenses decreased to 4% from 17% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

General and administrative expenses

General and administrative expenses decreased by approximately $2.8 million, or 42%, from approximately $6.8 million for the six months ended June 30, 2001 to approximately $4.0 million for the six months ended June 30, 2002. This is due primarily to reductions in personnel and facility costs resulting from our restructuring and office consolidation efforts, and is partially offset by approximately $750,000 in expenses associated with the settlement of certain litigation during the first quarter of 2002 as well as the recording of approximately $260,000 in severance compensation to our former Chief Financial Officer during the second quarter of 2002. We also paid our former Chief Financial Officer an additional $112,000 in previously accrued bonus compensation upon his termination. As a percentage of revenue, general and administrative expenses decreased to 43% from 49% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Stock-based compensation

Stock-based compensation decreased by approximately $573,000, or 79%, from approximately $728,000 for the six months ended June 30, 2001 to approximately $155,000 for the six months ended June 30, 2002. Stock-based compensation expense declined due to the forfeitures of certain stock options of terminated employees. These terminations were primarily related to our restructuring efforts.

Depreciation

Depreciation decreased by approximately $14,000, or 1%, from approximately $980,000 for the six months ended June 30, 2001 to approximately $966,000 for the six months ended June 30, 2002. This decrease was due primarily to elimination of depreciation costs associated with assets sold during fiscal 2001, offset by depreciation associated with capital additions required for our core operations. As a percentage of revenue, depreciation expenses increased to 11% from 7% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Amortization

Amortization expense decreased by approximately $6.7 million, or 37%, from approximately $18.3 million for the six months ended June 30, 2001 to approximately $11.6 million for the six months ended June 30, 2002. Amortization expense decreased due to the write-down of certain intangible assets during fiscal 2001, combined with the elimination of the amortization related to the DPSC assets, which we sold in February 2001, and the DVI-related assets, which we sold in November 2001, as well as the cessation of amortization related to goodwill effective January 1, 2002.

Restructuring costs

Restructuring costs consisted of severance and payroll-related items, as well as certain office lease and contract termination costs. During the first quarter of 2001, we finalized and announced a plan to reduce our operating expenses through the consolidation of our Internet banking and bill payment operations. This plan resulted in the closure of our offices in Alabama, Kentucky, Tennessee, Texas, and Connecticut. During the fourth quarter of 2001, we finalized these efforts with further staff reductions in our sales force, as well as reductions in workforce at our Atlanta and Portland offices.

Net loss on sales of assets

Net loss on sales of assets was approximately $4.5 million for the six months ended June 30, 2001 and resulted primarily from the non-cash loss on the sale of our regulatory reporting business in February 2001, offset by the gain on certain bill payment assets sold in May 2001.

Interest expense, net

Net interest expense decreased by approximately $61,000, or 13%, from approximately $480,000 for the six months ended June 30, 2001 to approximately $418,000 for the six months ended June 30, 2002. This decrease was due to a lower average effective interest rate in 2002 as compared to 2001, partially offset by a higher average debt balance in 2002 as compared to 2001 and amortization of debt extension fees paid in 2002.

Preferred stock dividends

Preferred stock dividends increased by approximately $125,000, from $260,000 for the six months ended June 30, 2001 to approximately $385,000 for the six months ended June 30, 2002. The increase is due to the amortization of extension fees paid in 2002. No dividends were paid related to dividends accrued in 2001 and 2002.

Pro forma EBITDA

Pro forma EBITDA for the six months ended June 30, 2002, was approximately $1.4 million, compared to a pro forma EBITDA loss of approximately $3.5 million for the same period last year.

Pro forma cash loss

For the six months ended June 30, 2002, pro forma cash loss decreased to $346,000, compared with $5.2 million for the six months ended June 30, 2001.

Liquidity and Capital Resources

Our operating activities provided cash of approximately $1.2 million and used cash of approximately $7.0 million for the six months ended June 30, 2002 and June 30, 2001, respectively. Cash provided by operating activities for the six months ended June 30, 2002 resulted primarily from our earnings before interest, taxes, depreciation, and amortization, as well as the collection of accounts receivable, partially offset by the payment of accounts payable and accrued liabilities. Cash used in operating activities for the six months ended June 30, 2001 resulted primarily from our net operating losses.

We have experienced attrition in our core customer base during this year. This attrition has had a negative impact on our results of operations and operating cash flow. We have also been advised by certain of our significant customers of their intent to terminate their relationships with us in the future. These customer terminations will have a significant negative impact on our future revenues, operating margin and operating cash flows.

Our investing activities used cash of approximately $688,000 and provided cash of approximately $13.6 million for the six months ended June 30, 2002 and June 30, 2001, respectively. Cash used in investing activities for the six months ended June 30, 2002 resulted primarily from our investment in property, equipment and capitalized software for our data centers. Cash provided by investing activities for the six months ended June 30, 2001 resulted primarily from the disposition of our regulatory reporting assets in February 2001 and the sale of certain assets related to a portion of our bill payment operations in May 2001.

Our financing activities provided cash of approximately $291,000 and used cash of approximately $7.4 million for the six months ended June 30, 2002 and June 30, 2001, respectively. Cash provided by financing activities for the six months ended June 30, 2002 resulted from net additional borrowings against our credit facility, partially offset by extension fees paid to extend the maturity date of our credit facility and the repurchase date of our preferred stock. Cash used in financing activities for the six months ended June 30, 2001 resulted primarily from repayments on our credit facility with the proceeds from the sale of our regulatory reporting assets and a portion of our bill payment operations, offset by additional borrowings against our credit facility.

We define our working capital balance as current assets net of current liabilities. Our working capital deficit as of June 30, 2002 was $20.7 million compared to a working capital deficit of $1.2 million at December 31, 2001. This decrease in working capital relates primarily to the re-classification of our credit facility and our preferred stock as current liabilities due to their maturity date of April 10, 2003. As of June 30, 2002, we had available borrowings on our credit facility of approximately $4.0 million, which we may use to fund a portion of our working capital deficit, as compared to available borrowings of approximately $6.4 million as of December 31, 2001. This decrease in available borrowings is primarily due to the reduction in our outstanding credit facility as discussed below.

In March 2002, we extended the maturity date of our joint credit facility from November 2, 2002 to April 10, 2003. We also reduced the total credit facility from $19,555,000 to $18,000,000. The first $17 million, to the extent borrowed, will be funded approximately 77% by InterCept and 23% by Harland. The remaining $1 million, if borrowed, will be funded solely by InterCept. We paid extension fees of $100,000 to InterCept and $20,000 to Harland as a result of these changes to the credit facility. As of June 30, 2002, we had approximately $4.0 million available under the line and we were in compliance with all the covenants of the credit facility.

In December 1999, we issued 500,000 shares of preferred stock in connection with our acquisition of DPSC. These shares of preferred stock permit us to repurchase all such shares at a price of $13.00 per share, plus accrued but unpaid dividends thereon, subject to certain conditions, none of which have currently been met. In addition, the holder of the preferred stock has the right, beginning on April 10, 2003, to require us to repurchase such stock at $13.00 per share, plus accrued but unpaid dividends thereon, except that in the event that indebtedness under our joint credit facility is accelerated before April 10, 2003, the repurchase right shall become immediately exercisable. Any repurchase of preferred stock will require the approval of our creditors pursuant to the terms of our credit facility. We are permitted under the terms of the credit facility to declare and pay up to $520,000 per year in dividends without approval of our creditors, although any payment of dividends will require the approval of the banking regulators under a memorandum of understanding. The preferred stock obligation is subordinate to our obligations to our creditors under the credit facility.

We will require additional funds to satisfy our obligations under our joint credit facility and the preferred stock if and when they become due. We may seek additional funds through public or private offerings of debt or equity, from the restructuring of our debt, from the sale of assets, or from other sources. We may also seek to enter into a sale transaction or merger to satisfy these obligations. No assurance can be given that additional funds will be available at all, or if available, that such funds will be available on terms favorable to us, our lenders, or our shareholders. Our ability to continue operations beyond the maturity date of our credit facility or the required redemption date of the preferred stock will be dependent on our ability to raise additional funds or restructure our debts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our operations or investments, and we do not have significant operations subject to fluctuations in foreign currency exchange rates. We have a joint credit facility with InterCept and Harland that has an interest rate based upon the prime rate as published in the Wall Street Journal, plus a 2% margin. Any increases in such rates may dramatically increase the interest rate under such facility and would make it more costly for us to borrow funds there under. These increased borrowing costs may impede our growth and operating strategies if management determines that such costs are too high to implement these strategies. These increased costs may also hinder our ability to fund our working capital requirements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On June 12, 2002, we held our annual meeting of shareholders. The only matter submitted to a vote of our shareholders at this meeting was the election of two Class III director nominees. Each nominee had served as a director of Netzee prior to this annual meeting. All nominees were elected at the meeting, for which we solicited proxies pursuant to the Securities Exchange Act of 1934, as amended. Further, there was no solicitation in opposition to the nominees listed in the proxy statement.

The following Class III director nominees were elected at this meeting, each to serve for a term of three years and until his successor is elected and qualified:

Class III Director Nominee	Votes For	Votes Withheld

John W. Collins	2,562,414	2,629

Bruce P. Leonard	2,562,569	2,474

Item 5. Other Information

Severance Agreement

On April 30, 2002, we entered into a Severance Agreement with Richard S. Eiswirth, our former Senior Executive Vice President, Chief Financial Officer and Secretary. Pursuant to the Severance Agreement, Mr. Eiswirth was paid $321,686 in cash. We also paid Mr. Eiswirth a $50,000 cash bonus for finance-related assistance subsequent to April 30, 2002. Jarett J. Janik assumed all of the responsibilities of Mr. Eiswirth and was subsequently appointed Vice President, Chief Financial Officer, and Secretary.

Nasdaq Delisting

On February 14, 2002, we received notification from The Nasdaq National Stock Market indicating that we were out of compliance with the $5 million minimum market value requirement for our publicly held shares. We were given 90 calendar days, or until May 15, 2002, to come into compliance with this requirement, which would require our publicly held shares to maintain a minimum market value of $5 million for a minimum of 10 consecutive trading days during that period. We did not meet this requirement, and our common stock was delisted from The Nasdaq National Market on May 24, 2002. On that date, trading prices for our common stock were quoted through the OTC Bulletin Board. However, in the future we may decide to discontinue the quotation of prices of our common stock altogether and deregister our common stock under the Securities Exchange Act of 1934, as amended.

Changes in Certifying Accountant

Effective as of July 22, 2002, we dismissed our independent accountants, Arthur Andersen LLP (“Andersen”). The dismissal of Andersen was approved by our Board of Directors upon the recommendation of our Audit Committee. No report of Andersen on our financial statements for the fiscal years ended December 31, 2000 and December 31, 2001 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, nor were there, through the date of dismissal, any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former principal accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Further, through the date of dismissal, there was not any reportable event, as defined in the applicable regulations promulgated by the SEC.

Effective as of July 22, 2002, we engaged Deloitte & Touche LLP (“Deloitte & Touche”) as our new independent accountants. The decision to engage Deloitte & Touche was approved by our Board of Directors upon the recommendation of our Audit Committee. Prior to the date of Andersen's dismissal, we did not engage Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as defined in applicable regulations promulgated by the SEC.

Client Contract Termination

We have been notified by one of our significant customers of that customer’s intent to terminate its service contract with us during the fourth quarter of 2002. Had this termination been effective January 1, 2002, our revenues for the six months ended June 30, 2002 would have been reduced by approximately $940,000, or approximately 10%.

Certifications Under Section 906 of the Sarbanes-Oxley Act of 2002

The certifications of our Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, have been submitted to the SEC as additional correspondence accompanying this report.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
No.	Description Of Exhibits

2.1*	Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.(1)

2.2*	Agreement and Plan of Merger, dated September 3, 1999, by and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.(1)

2.3*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank.(1)

2.4*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent Bankers Bank.(1)

Exhibit
No.	Description Of Exhibits

2.5*	Acquisition Agreement, dated September 3, 1999, by and among Netzee, Inc., Call Me Bill, LLC and each of the members of Call Me Bill, LLC.(1)
2.6*	Asset Transfer Agreement, dated August 6, 1999, by and between The InterCept Group, Inc. and Direct Access Interactive, Inc.(1)
2.7*	Agreement and Plan of Merger, dated September 3, 1999, by and between Netzee, Inc. and Direct Access Interactive, Inc.(1)
2.8*	Asset Purchase Agreement, dated December 15, 1999, by and among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.(2)
2.9*	Asset Purchase Agreement, dated February 28, 2000, by and among Netzee, Inc., Digital Visions, Inc. and certain shareholders of Digital Visions, Inc.(3)
2.10*	Asset Purchase Agreement, dated July 28, 2000, by and among Netzee, Inc., NetzeePlus, Inc., Card Plus, Inc. and the shareholders of Card Plus, Inc.(5)
2.11*	Asset Purchase Agreement, dated September 29, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(6)
2.11.1*	Amendment No. 1 to the Asset Purchase Agreement, dated November 10, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(6)
2.12*	Asset Purchase Agreement, dated February 2, 2001, by and among Netzee, Inc., Netcal, Inc. and The InterCept Group, Inc.(7)
2.13*	Asset Purchase Agreement, dated March 15, 2001, by and between Netzee, Inc., and HomeCom Communications, Inc.(8)
2.14*	Asset Purchase Agreement, dated May 8, 2001, by and among Netzee, Inc., Call Me Bill, LLC, and iPay, LLC.(8)
2.15*	Asset Purchase Agreement, dated November 15, 2001, by and between Netzee, Inc. and SS&C Technologies, Inc.(9)
3.1	Amended Articles of Incorporation of Netzee, Inc., as amended to date.(8)
3.2	Amended and Restated Bylaws of Netzee, Inc., as amended.(4)
4.1	Form of Netzee, Inc. common stock certificate.(8)
4.2	Form of Netzee, Inc. Series B 8% Convertible Preferred Stock certificate.(5)
4.3	Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(2)
4.3.1	First Amendment to Registration Rights Agreement, dated September 29, 2000, by and between Netzee, Inc. and Bruce R. Gall & Associates, Inc., on behalf of each of the former shareholders of DPSC Software, Inc.(5
4.3.2	Second Amendment to Registration Rights Agreement, dated March 29, 2002, by and among Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(10)
4.4	Registration Rights Agreement, dated November 10, 2000, by and between Netzee, Inc. and John H. Harland Company.(6)
10.1	Severance Agreement, dated April 30, 2002, by and between Netzee, Inc. and Richard S. Eiswirth (11)

*	Certain schedules and exhibits to this exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission. Netzee, Inc. agrees to furnish supplementally a copy of any such omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to Netzee, Inc.’s Registration Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.

(2)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.

(3)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated March 7, 2000, as filed with the Securities and Exchange Commission on March 22, 2000, and hereby incorporated by reference herein.

(4)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 29, 2000, and as amended May 1, 2000, and hereby incorporated by reference herein.
(5)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on November 14, 2000, and hereby incorporated by reference herein.
(6)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated November 10, 2000, as filed with the Securities and Exchange Commission on November 22, 2000, and hereby incorporated by reference herein.
(7)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated February 2, 2001, as filed with the Securities and Exchange Commission on February 16, 2001, and hereby incorporated by reference herein.
(8)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on August 14, 2001, and hereby incorporated by reference herein.
(9)	Previously filed as an exhibit to SS&C Technologies, Inc.’s Form 8-K, dated November 15, 2001 (File No. 0-28430), as filed with the Securities and Exchange Commission on November 27, 2001, and hereby incorporated by reference herein.
(10)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002, and hereby incorporated by reference herein.
(11)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002, and hereby incorporated by reference herein.

(b)	Reports on Form 8-K.

During the second quarter of our 2002 fiscal year, we did not file any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETZEE, INC.

Date: August 13, 2002	/s/ Donny R. Jackson President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2002	/s/ Jarett J. Janik Vice-President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)