Form 10-Q
period 2002-09-30
NETZEE INC
filed 2002-11-14
CIK 1094335

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _______________, 20___.

Commission file number: 0-27925

Netzee, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2488883 (I.R.S. Employer Identification No.)

6190 Powers Ferry Road, Suite 400, Atlanta, Georgia 30339
(Address of principal executive offices)

(770) 850-4000
(Registrant’s telephone number including area code)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2002, there were 3,327,442 shares of the Registrant’s Common Stock outstanding.

NETZEE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2001	September 30, 2002

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$464,889	$1,251,551
Restricted cash	325,000	310,000
Accounts receivable, net of allowance for doubtful accounts of $375,202 and $142,316, at December 31, 2001 and September 30, 2002, respectively	2,708,227	1,345,278
Leases receivable, current portion	630,083	553,310
Prepaid and other current assets	1,091,442	640,380

Total current assets	5,219,641	4,100,519
Property and equipment, net of accumulated depreciation of $3,007,404 and $4,247,419, at December 31, 2001 and September 30, 2002, respectively	4,315,900	3,844,064
Intangible assets, net of accumulated amortization of $50,028,727 and $63,619,331, at December 31, 2001 and September 30, 2002, respectively	22,261,157	6,890,553
Leases receivable, net of current portion	638,267	492,822
Other non-current assets	65,607	—

Total assets	$32,500,572	$15,327,958

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,303,835	$577,878
Accrued liabilities	1,354,045	584,352
Deferred revenue	2,697,894	1,846,099
Accrued dividends	1,039,996	1,430,000
Related-party borrowings, current portion	—	13,532,869

Total current liabilities	6,395,770	17,971,198
Related-party borrowings	13,191,715	—
Deferred revenue, net of current portion	1,180,780	915,176

Total liabilities	20,768,265	18,886,374
Commitments and contingencies
Redeemable preferred stock, no par value; 5,000,000 shares authorized:
8% convertible preferred stock, $13 stated value; 500,000 shares authorized, issued and outstanding at December 31, 2001 and September 30, 2002	6,500,000	6,500,000
Shareholders’ equity (deficit):
Common stock, no par value; 70,000,000 shares authorized at December 31, 2001 and September 30, 2002, 3,377,911 and 3,327,442 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	190,555,255	190,134,547
Notes receivable from shareholders	(579,486)	(486,876)
Deferred stock-based compensation	(629,234)	—
Accumulated deficit	(184,114,228)	(199,706,087)

Total shareholders’ equity (deficit)	5,232,307	(10,058,416)

Total liabilities and shareholders’ equity (deficit)	$32,500,572	$15,327,958

The accompanying notes are an integral part of these balance sheets.

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Monthly maintenance and service	$5,736,534	$3,840,098	$18,532,106	$12,302,596
License, hardware, implementation and other	499,553	670,157	1,521,987	1,407,614

Total revenues	6,236,087	4,510,255	20,054,093	13,710,210
Operating expenses:
Cost of services, license, hardware, implementation and maintenance	3,314,774	1,550,885	11,445,978	4,963,186
Selling and marketing	772,393	233,207	3,142,097	609,032
General and administrative, excluding amortization of stock-based compensation and restructuring costs	2,354,084	1,404,979	9,191,449	5,393,692
Amortization of stock-based compensation	299,667	79,294	1,027,854	234,016
Depreciation	524,827	448,223	1,504,518	1,414,435
Amortization	8,600,423	3,062,717	26,853,284	14,643,977
Restructuring costs	—	—	1,535,193	—
Long-lived asset impairment charges	12,142,146	—	12,142,146	—
Net loss on sales of assets	8,987	—	4,557,737	—

Total operating expenses	28,017,301	6,779,305	71,400,256	27,258,338

Operating loss	(21,781,214)	(2,269,050)	(51,346,163)	(13,548,128)
Interest expense, net	(218,088)	(245,139)	(697,655)	(663,241)

Net loss before cumulative effect of change in accounting principle	(21,999,302)	(2,514,189)	(52,043,818)	(14,211,369)
Cumulative effect of change in accounting principle	—	—	—	(743,065)

Net loss	(21,999,302)	(2,514,189)	(52,043,818)	(14,954,434)
Preferred stock dividends	(130,000)	(252,383)	(390,000)	(637,425)

Net loss attributable to common shareholders	$(22,129,302)	$(2,766,572)	$(52,433,818)	$(15,591,859)

Basic and diluted net loss attributable to common shareholders per share before cumulative effect of change in accounting principle	$(6.60)	$(0.83)	$(15.65)	$(4.41)
Loss per share from cumulative effect of change in accounting principle	—	—	—	(0.22)

Net loss attributable to common shareholders per share	$(6.60)	$(0.83)	$(15.65)	$(4.63)

Weighted average common shares outstanding	3,354,680	3,352,660	3,351,242	3,369,523

The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30, 2001	September 30, 2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(52,043,818)	$(14,954,434)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	743,065
Depreciation and amortization	28,357,802	16,058,412
Stock-based compensation expense	1,027,854	234,016
Net loss on sales of assets	4,557,737	—
Long-lived asset impairment charges	12,142,146	—
Provision for bad debt	(41,851)	(118,863)
Interest income on shareholder notes	(40,375)	(19,605)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	1,234,000	1,481,812
Leases receivable	444,482	222,218
Prepaid and other assets	306,067	889,244
Accounts payable and accrued liabilities	(2,533,574)	(1,495,650)
Deferred revenue	(1,277,725)	(1,117,399)
Other	(284,397)	(36,742)

Net cash (used in) provided by operating activities	(8,151,652)	1,886,074

Cash flows from investing activities:
Acquisitions, net of cash acquired	(420,954)	—
Purchase of property, equipment and capitalized software	(1,609,030)	(1,052,378)
Proceeds from sales of assets	15,513,801	121,250
Purchase of short-term investments related to restricted cash	(475,000)	(110,000)
Proceeds from sales of short-term investments related to restricted cash	350,000	125,000

Net cash provided by (used in) investing activities	13,358,817	(916,128)

Cash flows from financing activities:
Related party borrowings	9,425,335	1,650,000
Payments on related party borrowings	(16,196,706)	(1,300,000)
Debt extension costs	—	(620,000)
Repayment of shareholder notes	995,179	112,215
Redemption of common stock	—	(25,499)
Payments of notes payable	(22,372)	—
Proceeds from exercise of options for common stock	71	—

Net cash used in financing activities	(5,798,493)	(183,284)

Net (decrease) increase in cash and cash equivalents	(591,328)	786,662
Cash and cash equivalents, beginning of period	960,231	464,889

Cash and cash equivalents, end of period	$368,903	$1,251,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,115,515	$693,202

The accompanying notes are an integral part of these consolidated statements.

NETZEE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Overview

We are a provider of a suite of integrated Internet banking products and services and Internet commerce solutions to community financial institutions and their customers. This suite provides cost-effective, secure and scalable Internet banking and Internet commerce products that enable financial institutions to offer to their customers a wide array of financial products and services over the Internet in either an in-house or fully outsourced environment. Customers can select from the components of our suite to develop an e-commerce strategy that best suits their business requirements. Included in the suite are full service Internet banking, bill payment, cash management, and Internet commerce services, as well as custom web site design and hosting services, branded portal services, targeted marketing services, and implementation and marketing services.

Formation and Acquisitions

Direct Access Interactive, Inc. (“Direct Access”) was incorporated on October 10, 1996. On March 9, 1999, Direct Access was purchased by InterCept, Inc. (“InterCept”). Direct Access was operated as a separate subsidiary of InterCept. On August 6, 1999, Direct Access purchased the remote banking operations of SBS Corporation (“SBS”). SBS provided automated technology products and services to community financial institutions nationwide. Direct Access was later merged with and into Netzee, Inc. (“Netzee”). On September 3, 1999, we purchased the Internet banking divisions of TIB The Independent BankersBank (“TIB”) and The Bankers Bank (collectively, the “Divisions”), and we acquired Dyad Corporation and subsidiaries (“Dyad”) and Call Me Bill, LLC (“Call Me Bill”). Call Me Bill provided 24-hour electronic bill payment services to financial institutions’ customers. In November 1999, we completed an initial public offering of our common stock. On December 15, 1999, we purchased DPSC Software, Inc. (“DPSC”), which provided regulatory reporting and related software to community financial institutions.

On March 7, 2000, we purchased Digital Visions, Inc. (“DVI”), which provided Internet-based information and analytic tools to financial institutions. In July 2000, we acquired Card Plus, Inc., (“Card Plus”), which provided outsourced technology consulting and programming services. In November 2000, we acquired the Internet banking and bill payment businesses of John H. Harland Company (“Harland”). In March 2001, we acquired the Internet banking assets of HomeCom Communications, Inc. (“HomeCom”).

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 established new standards for accounting and additional disclosure requirements for business combinations initiated after June 30, 2001. Additionally, SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill is to be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill ceased effective January 1, 2002. We adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. As discussed further in Note 2, we recorded an impairment charge of approximately $740,000 from the adoption of SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets,” which establishes accounting standards for the recognition and measurement of tangible long-lived asset retirement obligations and associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 will not apply to us until January 1, 2003, and we do not expect that the adoption of SFAS No. 143 will have a significant impact on our results of operations or financial condition.

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

2. GOODWILL, INTANGIBLE ASSETS, AND CHANGE IN ACCOUNTING PRINCIPLE

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

A summary of the changes to goodwill for the nine months ended September 30, 2002 is presented below:

		Accumulated	Carrying
	Goodwill	Amortization	Value

Balance at December 31, 2001	$—	$—	$—
ADD: Reclassification of Workforce	1,780,000	(1,036,935)	743,065
LESS: Goodwill Impairment	(1,780,000)	1,036,935	(743,065)

Balance at September 30, 2002	$—	$—	$—

Our other intangible assets are subject to amortization with useful lives ranging from three to four years. We reviewed the carrying value of these assets under the guidance of SFAS No. 144 and determined there was no impairment related to these balances. The balances of these intangible assets are summarized below:

		Accumulated	Carrying
Balances at December 31, 2001	Total	Amortization	Value

Workforce	$1,780,000	$(1,036,935)	$743,065
Contracts in Progress	1,880,000	(1,294,583)	585,417
Acquired Technology	68,629,884	(47,697,209)	20,932,675

	$72,289,884	$(50,028,727)	$22,261,157

		Accumulated	Carrying
Balances at September 30, 2002	Total	Amortization	Value

Contracts in Progress	$1,880,000	$(1,600,833)	$279,167
Acquired Technology	68,629,884	(62,018,498)	6,611,386

	$70,509,884	$(63,619,331)	$6,890,553

For the nine months ended September 30, 2002, amortization expense related to these intangible assets was approximately $14.7 million. Estimated amortization for the remainder of 2002 and the next four fiscal years is as follows:

2002	$1,600,000
2003	5,270,000
2004	25,000
2005	—
2006	—

The following tables reconcile the impact of adopting SFAS No. 142 for the three and nine months ended September 30, 2001 and 2002:

	Three Months Ended

	September 30, 2001	September 30, 2002

Net loss as reported	$(21,999,302)	$(2,514,189)
Add back goodwill amortization	148,334	—

Adjusted net loss	$(21,850,968)	$(2,514,189)

Basic and diluted net loss per share	$(6.56)	$(0.75)
Add back goodwill amortization per share	0.05	—

Adjusted basic and diluted net loss per share	$(6.51)	$(0.75)

	Nine Months Ended

	September 30, 2001	September 30, 2002

Net loss as reported	$(52,043,818)	$(14,954,434)
Add back cumulative effect of change in accounting principle	—	743,065

Net loss before cumulative impact of change in accounting principle as reported	(52,043,818)	(14,211,369)
Add back goodwill amortization	445,000	—

Adjusted net loss	$(51,598,818)	$(14,211,369)

Basic and diluted net loss per share	$(15.53)	$(4.44)
Add back cumulative effect of change in accounting principle	—	$0.22

Adjusted net loss per share	$(15.53)	$(4.22)
Add back goodwill amortization per share	0.13	—

Adjusted net loss per share	$(15.40)	$(4.22)

3. RELATED-PARTY BORROWINGS

We have a joint credit facility with InterCept and Harland with a maturity date of April 10, 2003. Of the total $18 million that may be borrowed, the first $17 million, to the extent borrowed, will be funded approximately 77% by InterCept and 23% by Harland. The remaining $1 million, if borrowed, will be funded solely by InterCept.

As of September 30, 2002, the balance on this joint facility was $13,532,869 with InterCept’s and Harland’s portion totaling $10,381,064 and $3,151,805 respectively, including accrued interest of $229,575. At September 30, 2002, we were in compliance with all the covenants of the credit agreement. We have classified our related-party borrowings as current liabilities at September 30, 2002 due to their maturity date of April 10, 2003.

4. PREFERRED STOCK

On March 29, 2002, the Registration Rights Agreement with the former shareholders of DPSC was amended to defer, until April 10, 2003, the right of the holders of our Series B 8% Convertible Preferred Stock (the “Series B Preferred Stock”) to require Netzee to repurchase the preferred stock at a price of $13.00 per share, plus all accrued and unpaid dividends thereupon. In connection with this amendment, we paid an extension fee of approximately $500,000, which will be amortized over the term of the extension as preferred dividend expense. As of September 30, 2002, we have accrued $1,430,000 in dividends on our Series B Preferred Stock.

5. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, “Earnings per Share,” using net loss divided by the weighted average number of shares of common stock outstanding for the periods presented. Potentially dilutive options to purchase 149,642 shares of common stock with a weighted average exercise price of $19.06 per share and 319,609 shares of common stock with a weighted average exercise price of $53.04 per share were outstanding at September 30, 2002 and September 30, 2001, respectively. Additionally, 51,384 shares of common stock issuable upon conversion of the Series B Preferred Stock were outstanding for the nine months ended September 30, 2002 and September 30, 2001, and 102,343 shares of common stock issuable upon the achievement of certain performance targets associated with the DVI acquisition were outstanding for the nine months ended September 30, 2001. These amounts have been excluded from the presentation of diluted net loss per share, as they are antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of Netzee, Inc. and our management with respect to, among other things: (1) whether we can improve or continue to improve our financial condition; (2) our ability to control our operating costs; (3) trends affecting our operations, financial condition and business; (4) our growth and operating strategies; (5) our ability to achieve our sales, cash flow, and cost-saving objectives; (6) the continued and future acceptance of and demand for our products and services by our customers; (7) our ability to retain existing customers and execute agreements with new customers; and (8) our ability to comply with all of the terms, conditions and covenants under our credit facility and the terms related to our Series B Preferred Stock. The words “may,” “will,” “anticipate,” “believe,” “intend,” “expect,” “estimate,” “plan,” “strategy” and similar expressions are intended to identify forward-looking statements. These statements are based upon a number of assumptions and estimates that are subject to significant uncertainties, many of which are beyond our control. These forward-looking statements are not guarantees of future performance, and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to our brief operating history and our ability to achieve or maintain profitability; our ability to achieve, manage or maintain growth and execute our business strategy successfully; our ability to achieve our cash flow and cost-saving objectives; our dependence on developing, testing and implementing, and our ability to successfully market and sell, our products and services; risks associated with possible system failures and rapid changes in technology; risks associated with previous and potential future security breaches; our ability to retain existing customers and execute agreements with new customers; our ability to sell our products and services to financial institution customers and their customers; our ability to respond to competition; the volatility associated with Internet-related companies; our ability to obtain adequate funding; our ability to comply with all of the terms, conditions and covenants under our credit facility and the terms related to our Series B Preferred Stock; and various other factors discussed in detail in the section entitled “Factors That May Affect Our Future Results of Operations and Financial Condition,” in our Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002, and in our subsequent quarterly and current reports that we have filed with the SEC. We do not undertake any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

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

Amortization of stock-based compensation consists of amortization of deferred compensation for certain stock options with an exercise price below our initial public offering price and compensation expense for stock sold or awarded to employees at prices below our initial public offering price.

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

Net loss on sales of assets includes non-cash charges recorded to reduce the carrying costs of certain assets to their fair market value upon their sale.

Net interest expense includes our borrowing costs related to our credit facility less amounts received related to our lease receivables, interest on shareholders’ notes and other interest income.

Preferred stock dividends are related to our Series B Preferred Stock.

We use pro forma EBITDA as a metric to measure our on-going operating performance. We define pro forma EBITDA as earnings before interest, taxes, depreciation, amortization, amortization of stock-based compensation, restructuring costs, net loss on sales of assets and long-lived asset impairment charges. Even though we use pro forma EBITDA to measure our on-going operating performance, it is not an accepted measure of profitability under accounting principles generally accepted in the United States. Additionally, our calculation of pro forma EBITDA may differ from other companies’ calculations of EBITDA.

We also use pro forma cash earnings (loss) as a metric to measure our on-going operating performance. Pro forma cash earnings (loss) is defined as net loss attributable to common shareholders, excluding the effects of amortization of intangible assets, amortization of stock-based compensation, restructuring costs, net loss on sales of assets and long-lived asset impairment charges. Even though we use pro forma cash earnings (loss) to measure our on-going operating performance, it is not an accepted measure of profitability under accounting principles generally accepted in the United States. Additionally, our calculation of pro forma cash earnings (loss) may differ from other companies’ calculations of cash earnings (loss) and will differ from actual cash flow from operations.

We have incurred operating losses through September 30, 2002. Due to the uncertainty of our ability to realize the net operating losses, we have not reflected an income tax benefit in our statements of operations, and we have recorded a valuation for the full amount of our net operating loss carry-forwards.

We have incurred substantial operating losses, and although cash flow from operations was positive for the first nine months of fiscal 2002, we have negative cash flows from operations since inception. We incurred net losses of approximately $22.1 million and $2.8 million for the three months ended September 30, 2001 and September 30, 2002, respectively, and approximately $52.4 million and $15.6 million for the nine months ended September 30, 2001 and September 30, 2002, respectively. Non-cash expenses, including depreciation, amortization, amortization of stock-based compensation, net loss on sales of assets, long-lived asset impairment charges, and cumulative effect of change in accounting principle, accounted for approximately 98%, 130%, 88% and 109% of the net loss attributable to common shareholders for the three months ended September 30, 2001 and September 30, 2002, and for the nine months ended September 30, 2001 and September 30, 2002, respectively.

Results of Operations

The following tables set forth the results of our operations for the three months and the nine months ended September 30, 2001 and 2002, selected cash flow information for the nine months ended September 30, 2001 and 2002, and selected balance sheet data as of December 31, 2001 and September 30, 2002. These operating results are not necessarily indicative of our future results.

	Three Months Ended

		% of			% of
	September 30, 2001	Revenue		September 30, 2002	Revenue

	(Unaudited)			(Unaudited)
Revenues	$6,236,087		100%	$4,510,255	100%
Cost of services, license, hardware, implementation and maintenance	3,314,774		53%	1,550,885	34%

GROSS PROFIT	2,921,313		47%	2,959,370	66%

Operating expenses:
Selling and marketing	772,393		12%	233,207	5%
General and administrative, excluding amortization of stock-based compensation and restructuring costs	2,354,084		38%	1,404,979	31%
Amortization of stock-based compensation	299,667		5%	79,294	2%
Depreciation	524,827		8%	448,223	10%
Amortization	8,600,423		138%	3,062,717	68%
Long-lived asset impairment charges	12,142,146		195%	—	—
Loss on sales of assets	8,987		—	—	—

Total operating expenses	24,702,527		396%	5,228,420	116%

Operating loss	(21,781,214)	-	349%	(2,269,050)	-50%
Interest expense, net	(218,088)		-3%	(245,139)	-5%

Net loss	(21,999,302)	-	352%	(2,514,189)	-55%
Preferred stock dividends	(130,000)		-2%	(252,383)	-6%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(22,129,302)	-	354%	$(2,766,572)	-61%

Weighted average basic and diluted shares outstanding	3,354,680			3,352,660

Basic and diluted net loss attributable to common shareholders per share	$(6.60)			$(0.83)

Reconciliation of operating loss to pro forma measures:

Pro forma EBITDA:
Operating loss	$(21,781,214)			$(2,269,050)
Add back amortization	8,600,423			3,062,717
Add back amortization of stock-based compensation	299,667			79,294
Add back depreciation	524,827			448,223
Add back long-lived asset impairment charges	12,142,146			—
Add back loss on sales of assets	8,987			—

Pro forma EBITDA	$(205,164)		-3%	$1,321,184	29%

Pro forma cash loss:
Operating loss	$(21,781,214)			$(2,269,050)
Add back amortization	8,600,423			3,062,717
Add back amortization of stock-based compensation	299,667			79,294
Add back long-lived asset impairment charges	12,142,146			—
Add back gain on sales of assets	8,987			—
Less interest expense, net	(218,088)			(245,139)
Less preferred stock dividends	(130,000)			(252,383)

Pro forma cash (loss) earnings	$(1,078,079)		-17%	$375,439	8%

	Nine Months Ended

		% of		% of
	September 30, 2001	Revenue	September 30, 2002	Revenue

	(Unaudited)		(Unaudited)
Revenues	$20,054,093	100%	$13,710,210	100%
Cost of services, license, hardware, implementation and maintenance	11,445,978	57%	4,963,186	36%

GROSS PROFIT	8,608,115	43%	8,747,024	64%

Operating expenses:
Selling and marketing	3,142,097	16%	609,032	5%
General and administrative, excluding amortization of stock-based compensation and restructuring costs	9,191,449	46%	5,393,692	39%
Amortization of stock-based compensation	1,027,854	5%	234,016	2%
Depreciation	1,504,518	7%	1,414,435	10%
Amortization	26,853,284	134%	14,643,977	107%
Restructuring costs	1,535,193	8%	—	—
Long-lived asset impairment charges	12,142,146	60%	—	—
Net loss on sales of assets	4,557,737	23%	—	—

Total operating expenses	59,954,278	299%	22,295,152	163%

Operating Loss	(51,346,163)	-256%	(13,548,128)	-99%
Interest expense, net	(697,655)	-3%	(663,241)	-4%

Net loss before cumulative effect of change in accounting principle	(52,043,818)	-259%	(14,211,369)	-103%
Cumulative effect of change in accounting principle	—		(743,065)	-6%

Net loss	(52,043,818)	-259%	(14,954,434)	-109%
Preferred stock dividends	(390,000)	-2%	(637,425)	-5%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(52,433,818)	-261%	$(15,591,859)	-114%

Weighted average basic and diluted shares outstanding	3,351,242		3,369,523
Basic and diluted net loss attributable to common shareholders per share before cumulative effect of change in accounting principle	$(15.65)		$(4.41)
Basic and diluted loss per share from cumulative effect of change in accounting principle	—		(0.22)

Basic and diluted net loss attributable to common shareholders per share	$(15.65)		$(4.63)

Reconciliation of operating loss to pro forma measures:

Pro forma EBITDA:
Operating loss	$(51,346,163)		$(13,548,128)
Add back amortization	26,853,284		14,643,977
Add back amortization of stock-based compensation	1,027,854		234,016
Add back depreciation	1,504,518		1,414,435
Add back restructuring costs	1,535,193		—
Add back net loss on sales of assets	4,557,737		—
Add back long-lived asset impairment charges	12,142,146		—

Pro forma EBITDA	$(3,725,431)	-19%	$2,744,300	20%

Pro forma cash loss:
Operating loss	$(51,346,163)		$(13,548,128)
Add back amortization	26,853,284		14,643,977
Add back amortization of stock-based compensation	1,027,854		234,016
Add back restructuring costs	1,535,193		—
Add back net loss on sales of assets	4,557,737		—
Add back long-lived asset impairment charges	12,142,146		—
Less interest expense, net	(697,655)		(663,241)
Less preferred stock dividends	(390,000)		(637,425)

Pro forma cash (loss) earnings	$(6,317,604)	-32%	$29,199	0%

SELECTED CASH FLOW INFORMATION:

	Nine Months Ended
	September 30, 2001	September 30, 2002

	(Unaudited)	(Unaudited)
Cash (used in) provided by operating activities:	$(8,151,652)	$1,886,074
Cash provided by (used in) investing activities:	13,358,817	(916,128)
Cash used in financing activities:	(5,798,493)	(183,284)

Net (decrease) increase in cash and cash equivalents	$(591,328)	$786,662

SELECTED BALANCE SHEET INFORMATION:

	December 31, 2001	September 30, 2002

		(Unaudited)

Cash and cash equivalents	$464,889	$1,251,551
Accounts receivable	2,708,227	1,345,278
Leases receivable	1,268,350	1,046,132
Deferred revenue	3,878,674	2,761,275
Related party borrowings	13,191,715	13,532,869
Preferred stock and accrued dividends	7,539,996	1,430,000

Cash resources:
Cash and cash equivalents	$464,889	$1,251,551
Available borrowings from related parties	6,363,285	4,467,131	(A)

Total cash resources	$6,828,174	$5,718,682

Note A — Includes the permanent reduction on March 29, 2002 of the total amount that may be borrowed under our credit facility from $19.6 million to $18 million.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues

Total revenues decreased by approximately $1.7 million, or 28%, from approximately $6.2 million for the three months ended September 30, 2001 to approximately $4.5 million for the three months ended September 30, 2002. This was due primarily to decreases resulting from the sale of substantially all the DVI-related assets in November 2001 and the planned closure and attrition of non-core business acquired from Harland. This was partially offset by certain growth in the user and transaction volume of our core customer base, net of certain attrition in our core customer base. We have been notified by two significant customers of their contract terminations, as discussed in the sections entitled “Client Contract Terminations” in Part II, Item 5, and “Liquidity and Capital Resources” in this Item 2.

Cost of services, license, hardware, implementation and maintenance

Cost of services, license, hardware, implementation and maintenance decreased by approximately $1.7 million, or 53%, from approximately $3.3 million for the three months ended September 30, 2001 to approximately $1.6 million for the three months ended September 30, 2002. The decrease in the cost of services, license, hardware, implementation and maintenance was due primarily to the sale of substantially all the DVI-related assets in November 2001 and the closure of certain non-core operations in December 2001, as well as decreases in our data center costs resulting from our restructuring and office consolidation efforts.

As a percentage of revenue, cost of services, license, hardware, implementation and maintenance decreased to 34% from 53% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Correspondingly, our gross margin increased from 47% to 66% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The increase in gross margin in fiscal 2002 as compared to fiscal 2001 is primarily due to the benefit realized from the dispositions and attrition of the lower margin, non-core businesses noted above.

Selling and marketing expenses

Selling and marketing expenses decreased by approximately $539,000, or 70%, from approximately $772,000 for the three months ended September 30, 2001 to approximately $233,000 for the three months ended September 30, 2002. The decrease in selling and marketing expenses was primarily due to a decrease in sales personnel resulting from our restructuring and office consolidation efforts as well as lower new sales volume experienced during 2002. As a percentage of revenue, selling and marketing expenses decreased to 5% from 12% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

General and administrative expenses

General and administrative expenses decreased by approximately $1.0 million, or 42%, from approximately $2.4 million for the three months ended September 30, 2001 to approximately $1.4 million for the three months ended September 30, 2002. This is due primarily to reductions in personnel and facility costs resulting from our restructuring and office consolidation efforts. As a percentage of revenue, general and administrative expenses decreased to 31% from 38% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Stock-based compensation

Stock-based compensation decreased by approximately $221,000, or 74%, from approximately $300,000 for the three months ended September 30, 2001 to approximately $79,000 for the three months ended September 30, 2002. Stock-based compensation expense declined due to the forfeitures of certain stock options of terminated employees resulting primarily from our restructuring efforts, as well as the completion during the quarter of amortization related to continuing options that have fully vested.

Depreciation

Depreciation decreased by approximately $77,000, or 15%, from approximately $525,000 for the three months ended September 30, 2001 to approximately $448,000 for the three months ended September 30, 2002. This decrease was due primarily to the elimination of depreciation costs associated with the DVI-related assets that were sold in November 2001 and the assets related to the planned closure of the non-core business acquired from Harland. As a percentage of revenue, depreciation expenses increased to 10% from 8% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Amortization

Amortization expense decreased by approximately $5.5 million, or 64%, from approximately $8.6 million for the three months ended September 30, 2001 to approximately $3.1 million for the three months ended September 30, 2002. Amortization expense decreased due to the write-down of certain intangible assets during fiscal 2001 and the elimination of the amortization of the DVI-related assets, which we sold in November 2001, as well as the cessation of amortization associated with goodwill effective January 1, 2002 and the completion during the third quarter of amortization related to certain intangible assets acquired in 1999. As a percentage of revenue, amortization expenses decreased to 68% from 138% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Long-lived asset impairment

Long-lived asset impairment charges resulted from the write down of certain intangible assets related primarily to assets acquired from DVI as they were prepared for sale, as well as the closure of certain operations.

Net loss on sales of assets

Net loss on sales of assets was approximately $9,000 for the three months ended September 30, 2001 and resulted primarily from the disposition of certain assets sold in 2001.

Interest expense, net

Net interest expense increased by approximately $27,000, or 12%, from approximately $218,000 for the three months ended September 30, 2001 to approximately $245,000 for the three months ended September 30, 2002. This increase was due primarily to the amortization of certain debt extension fees paid in March 2002, combined with a higher average debt balance in 2002 as compared to 2001, partially offset by a lower average effective interest rate in 2002 as compared to 2001.

Preferred stock dividends

Preferred stock dividends increased by approximately $122,000, from $130,000 for the three months ended September 30, 2001 to approximately $252,000 for the three months ended September 30, 2002. The increase is due to the amortization of extension fees paid in March 2002. No dividends were paid related to dividends accrued in 2001 and 2002.

Pro forma EBITDA

Pro forma EBITDA for the three months ended September 30, 2002, was approximately $1.3 million, compared to a pro forma EBITDA loss of approximately $205,000 for the same period last year.

Pro forma cash earnings

For the three months ended September 30, 2002, pro forma cash earnings were approximately $375,000, compared to a pro forma cash loss of approximately $1.1 million for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues

Total revenues decreased by approximately $6.4 million, or 32%, from approximately $20.1 million for the nine months ended September 30, 2001 to approximately $13.7 million for the nine months ended September 30, 2002. This was due primarily to decreases resulting from the sale of our regulatory reporting assets in February 2001, the sale of certain assets related to a portion of our bill payment operations in May 2001, the sale of substantially all the DVI-related assets in November 2001, and the planned closure and attrition of non-core business acquired primarily from Harland. This was partially offset by certain growth in the user and transaction volume of our core customer base, net of certain attrition in our core customer base. We have been notified by two significant customers of their contract terminations, as discussed in the sections entitled “Client Contract Terminations” in Part II, Item 5, and “Liquidity and Capital Resources” in this Item 2.

Cost of services, license, hardware, implementation and maintenance

Cost of services, license, hardware, implementation and maintenance decreased by approximately $6.4 million, or 57%, from approximately $11.4 million for the nine months ended September 30, 2001 to approximately $5.0 million for the nine months ended September 30, 2002. The decrease in the cost of services, license, hardware, implementation and maintenance was due primarily to the sale of our regulatory reporting assets, the sale of certain assets related to a portion of our bill payment operations, the sale of substantially all the assets acquired from DVI during fiscal 2001, and the closure of certain non-core operations in 2001, as well as decreases in our data center costs resulting from our restructuring and office consolidation efforts.

As a percentage of revenue, cost of services, license, hardware, implementation and maintenance decreased to 36% from 57% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Correspondingly, our gross margin increased from 43% to 64% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in gross margin in fiscal 2002 as compared to fiscal 2001 is primarily due to the benefit realized from the dispositions and attrition of the lower-margin, non-core businesses noted above.

Selling and marketing expenses

Selling and marketing expenses decreased by approximately $2.5 million, or 81%, from approximately $3.1 million for the nine months ended September 30, 2001 to approximately $610,000 for the nine months ended September 30, 2002. The decrease in selling and marketing expenses was primarily due to a decrease in sales personnel resulting from our restructuring, office consolidation efforts, and the disposal of certain non-core businesses as well as lower new sales volume experienced during 2002 in our core business. As a percentage of revenue, selling and marketing expenses decreased to 5% from 16% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

General and administrative expenses

General and administrative expenses decreased by approximately $3.8 million, or 41%, from approximately $9.2 million for the nine months ended September 30, 2001 to approximately $5.4 million for the nine months ended September 30, 2002. This is due primarily to reductions in personnel and facility costs resulting from our restructuring and office consolidation efforts as well as the disposal of non-core businesses, and is partially offset by approximately $750,000 in expenses associated with a litigation settlement during the first quarter of 2002 as well as the recording of approximately $260,000 in severance compensation to our former Chief Financial Officer during the second quarter of 2002. As a percentage of revenue, general and administrative expenses decreased to 39% from 46% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Stock-based compensation

Stock-based compensation decreased by approximately $794,000, or 77%, from approximately $1.0 million for the nine months ended September 30, 2001 to approximately $234,000 for the nine months ended September 30, 2002. Stock-based compensation expense declined due to the forfeitures of certain stock options of terminated employees. These terminations were primarily related to our restructuring efforts.

Depreciation

Depreciation for the nine months ended September 30, 2002 was approximately $1.4 million, compared to $1.5 million for the same period last year. As a percentage of revenue, depreciation expenses increased to 10% from 7% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Amortization

Amortization expense decreased by approximately $12.3 million, or 45%, from approximately $26.9 million for the nine months ended September 30, 2001 to approximately $14.6 million for the nine months ended September 30, 2002. Amortization expense decreased due to the writedown of certain intangible assets during fiscal 2001, combined with the elimination of the amortization related to the DPSC assets, which we sold in February 2001, and the DVI-related assets, which we sold in November 2001, as well as the cessation of amortization related to goodwill effective January 1, 2002 and the completion during the third quarter of amortization related to certain intangible assets acquired in 1999.

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

Net loss on sales of assets

Net loss on sales of assets for the nine months ended September 30, 2001 resulted primarily from the non-cash loss on the sale of our regulatory reporting business in February 2001, offset by the gain on certain bill payment assets sold in May 2001.

Interest expense, net

Net interest expense decreased by approximately $34,000, or 5%, from approximately $698,000 for the nine months ended September 30, 2001 to approximately $664,000 for the nine months ended September 30, 2002. This decrease was due to a lower average effective interest rate in 2002 as compared to 2001, partially offset by a higher average debt balance in 2002 as compared to 2001 and amortization of debt extension fees paid in 2002.

Preferred stock dividends

Preferred stock dividends increased by approximately $247,000, from $390,000 for the nine months ended September 30, 2001 to approximately $637,000 for the nine months ended September 30, 2002. The increase is due to the amortization of extension fees paid in 2002. No dividends were paid related to dividends accrued in 2001 and 2002.

Pro forma EBITDA

Pro forma EBITDA for the nine months ended September 30, 2002, was approximately $2.7 million, compared to a pro forma EBITDA loss of approximately $3.7 million for the same period last year.

Pro forma cash earnings

For the nine months ended September 30, 2002, pro forma cash earnings were approximately $29,000, compare to a pro forma cash loss of approximately $6.3 million for the nine months ended September 30, 2001.

Significant Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and the instructions to Form 10-Q. We believe the following significant accounting policies involve the most subjective decisions or assessments and affect our more significant judgments and estimates used in preparation of these statements.

Allowance for doubtful accounts — The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts as well as an assessment of the aging of our accounts receivable.

Intangible assets — The carrying value of our intangible assets are reviewed for impairment when events and circumstances indicate that the recorded costs may not be recoverable in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.” This review may involve certain judgments, estimates, and assumptions that are subjective in nature as to whether an event or circumstance has occurred, or about the undiscounted future cash flows related to specific components of our intangible assets.

Liquidity and Capital Resources

Our operating activities provided cash of approximately $1.9 million and used cash of approximately $8.2 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. Cash provided by operating activities for the nine months ended September 30, 2002 resulted primarily from our earnings before interest, taxes, depreciation, and amortization, as well as the collection of accounts receivable, partially offset by the payment of accounts payable and accrued liabilities. Cash used in operating activities for the nine months ended September 30, 2001 resulted primarily from our net operating losses, the payment of restructuring related costs and the recognition of previously collected deferred revenue.

We have experienced attrition in our core customer base during 2002. This attrition has had a negative impact on our results of operations and operating cash flow. We have also been advised by one of our significant customers of its conversion to another provider effective September 30, 2002. For the third quarter and year-to-date, revenue attributable to this customer was approximately $255,000 and $510,000, respectively. Another significant customer is in process of converting to another provider and may complete its conversion by the end of 2002. For the third quarter and year-to-date, revenue attributable to this customer was approximately $922,000 and $1,448,000, respectively. Additionally, other customers may terminate or not renew their contracts, which would have a negative impact on our future revenues, operating margin and operating cash flows.

Our investing activities used cash of approximately $916,000 and provided cash of approximately $13.4 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. Cash used in investing activities for the nine months ended September 30, 2002 resulted primarily from our investment in property, equipment and capitalized software for our data centers. Cash provided by investing activities for the nine months ended September 30, 2001 resulted primarily from the disposition of our regulatory reporting assets in February 2001 and the sale of certain assets related to a portion of our bill payment operations in May 2001.

Our financing activities used cash of approximately $183,000 and $5.8 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. Cash used in financing activities for the nine months ended September 30, 2002 resulted from repayments on our credit facility and extension fees paid to extend the maturity date of our credit facility and the repurchase date of our preferred stock, partially offset by additional borrowings against our credit facility. Cash used in financing activities for the nine months ended September 30, 2001 resulted primarily from repayments on our credit facility with the proceeds from the sale of our regulatory reporting assets and a portion of our bill payment operations, partially offset by additional borrowings against our credit facility.

We have lease obligations related to our Atlanta and Portland facilities that total approximately $1.9 million through June 30, 2006.

We define our working capital balance as current assets net of current liabilities. Our working capital deficit as of September 30, 2002 was $13.9 million compared to a working capital deficit of $1.2 million at December 31, 2001. This decrease in working capital relates primarily to the re-classification of our credit facility as a current liability due to its maturity date of April 10, 2003. As of September 30, 2002, we had available borrowings on our credit facility of approximately $4.5 million, which we may use to provide funds for operations, as compared to available borrowings of approximately $6.4 million as of December 31, 2001. This decrease in available borrowings is primarily due to the reduction in our outstanding credit facility as discussed below.

In March 2002, we extended the maturity date of our joint credit facility from November 2, 2002 to April 10, 2003. We also reduced the total credit facility from $19,555,000 to $18,000,000. The first $17 million, to the extent borrowed, will be funded approximately 77% by InterCept and 23% by Harland. The remaining $1 million, if borrowed, will be funded solely by InterCept. We paid extension fees of $100,000 to InterCept and $20,000 to Harland as a result of these changes to the credit facility. As of September 30, 2002, we had approximately $4.5 million available for borrowing under the credit facility and we were in compliance with all the covenants of the credit facility.

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

We will require additional funds to satisfy or reduce our working capital deficit, and to satisfy our obligations under our joint credit facility and the preferred stock when they become due. We may seek additional funds through public or private offerings of debt or equity, from the restructuring of our debt, from the sale of assets, or from other sources. We may also seek to enter into a sale transaction or merger to satisfy these obligations. No assurance can be given that additional funds will be available at all, or if available, that such funds will be available on terms favorable to us, our lenders, or our shareholders. Our ability to continue operations beyond the maturity date of our credit facility or the required redemption date of the preferred stock will be dependent on our ability to raise additional funds or restructure our debts.

Item  3.   Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our operations or investments, and we do not have significant operations subject to fluctuations in foreign currency exchange rates. The joint credit facility with InterCept and Harland has an interest rate based upon the prime rate as published in the Wall Street Journal, plus a 2% margin. Any increases in such rates will increase the interest rate under such facility and will make it more costly for us to borrow funds under the facility. These increased borrowing costs may impede our growth and operating strategies if management determines that such costs are too high to implement these strategies. These increased costs may also hinder our ability to fund our working capital requirements.

Item  4.   Controls and Procedures

Within 90 days prior to the filing date of this report on Form 10-Q, management of Netzee conducted an evaluation, under the supervision and with the participation of Netzee’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, to their knowledge, Netzee’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Netzee in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. In addition, Netzee management, including our Chief Executive Officer and Chief Financial Officer, reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II. OTHER INFORMATION

Item  1.   Legal Proceedings

Not applicable.

Item  2.   Changes in Securities and Use of Proceeds

Not applicable.

Item  3.   Defaults upon Senior Securities

Not applicable.

Item  4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item  5.   Other Information

Client Contract Terminations

We have been notified by a significant customer of the completion of its conversion to another Internet banking system as of September 30, 2002, significantly ahead of schedule. Revenue for the third quarter and for the nine months ended September 30, 2002 attributable to this customer was approximately $255,000 and $922,000, respectively. As previously disclosed, another significant customer may complete its conversion during the fourth quarter of 2002. Revenue for the third quarter and nine months ended September 30, 2002 attributable to this customer was approximately $510,000 and $1,448,000, respectively.

401(k) Plan Share Redemption

We amended the Netzee, Inc. 401(k) Retirement Savings Plan to modify that portion of employer matching contributions that had previously been made in shares of our common stock. As of July 1, 2002 contributions previously made in our common stock are now made in cash. On August 16, 2002 we repurchased the shares held by the Plan and immediately retired 50,997 shares of our common stock at a price of $0.50 per share, the per share best ask price on that date as reported by the OTC Bulletin Board.

Certifications Under Section 906 of the Sarbanes-Oxley Act of 2002

The certification of our Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the SEC as additional correspondence accompanying this report.

Item  6.   Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
No.	Description Of Exhibits

2.1*	Agreement and Plan of Merger, dated August 6, 1999, by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation.(1)
2.2*	Agreement and Plan of Merger, dated September 3, 1999, by and among Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation.(1)
2.3*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank.(1)
2.4*	Asset Contribution Agreement, dated September 3, 1999, by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent Bankers Bank.(1)
2.5*	Acquisition Agreement, dated September 3, 1999, by and among Netzee, Inc., Call Me Bill, LLC and each of the members of Call Me Bill, LLC.(1)
2.6*	Asset Transfer Agreement, dated August 6, 1999, by and between The InterCept Group, Inc. and Direct Access Interactive, Inc.(1)
2.7*	Agreement and Plan of Merger, dated September 3, 1999, by and between Netzee, Inc. and Direct Access Interactive, Inc.(1)
2.8*	Asset Purchase Agreement, dated December 15, 1999, by and among Netzee, Inc., Netcal, Inc. and DPSC Software, Inc.(2)
2.9*	Asset Purchase Agreement, dated February 28, 2000, by and among Netzee, Inc., Digital Visions, Inc. and certain shareholders of Digital Visions, Inc.(3)
2.10*	Asset Purchase Agreement, dated July 28, 2000, by and among Netzee, Inc., NetzeePlus, Inc., Card Plus, Inc. and the shareholders of Card Plus, Inc.(5)
2.11*	Asset Purchase Agreement, dated September 29, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(6)

Exhibit
No.	Description Of Exhibits

2.11.1*	Amendment No. 1 to the Asset Purchase Agreement, dated November 10, 2000, by and among Netzee, Inc., John H. Harland Company, Concentrex Incorporated, Meca Software, L.L.C. and MoneyScape Holdings, Inc.(6)
2.12*	Asset Purchase Agreement, dated February 2, 2001, by and among Netzee, Inc., Netcal, Inc. and The InterCept Group, Inc.(7)
2.13*	Asset Purchase Agreement, dated March 15, 2001, by and between Netzee, Inc., and HomeCom Communications, Inc.(8)
2.14*	Asset Purchase Agreement, dated May 8, 2001, by and among Netzee, Inc., Call Me Bill, LLC, and iPay, LLC.(8)
2.15*	Asset Purchase Agreement, dated November 15, 2001, by and between Netzee, Inc. and SS&C Technologies, Inc.(9)
3.1	Amended Articles of Incorporation of Netzee, Inc., as amended to date.(8)
3.2	Amended and Restated Bylaws of Netzee, Inc., as amended.(4)
4.1	Form of Netzee, Inc. common stock certificate.(8)
4.2	Form of Netzee, Inc. Series B 8% Convertible Preferred Stock certificate.(5)
4.3	Registration Rights Agreement, dated December 15, 1999, by and between Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(2)
4.3.1	First Amendment to Registration Rights Agreement, dated September 29, 2000, by and between Netzee, Inc. and Bruce R. Gall & Associates, Inc., on behalf of each of the former shareholders of DPSC Software, Inc.(5)
4.3.2	Second Amendment to Registration Rights Agreement, dated March 29, 2002, by and among Netzee, Inc. and each of the former shareholders of DPSC Software, Inc.(10)
4.4	Registration Rights Agreement, dated November 10, 2000, by and between Netzee, Inc. and John H. Harland Company.(6)
10.1	Severance Agreement, dated April 30, 2002, by and between Netzee, Inc. and Richard S. Eiswirth.(11)
10.2	Master Agreement, dated March 1, 2000 by and between Netzee, Inc. and The Bankers Bank.(12)(14)
10.2.1	Amendment to Master Agreement and Schedule, dated June 1, 2000, by and between Netzee, Inc. and The Bankers Bank.(13)(15)
10.3	Maintenance Agreement, dated March 1, 2001, by and between Netzee, Inc. and The Bankers Bank.(12)(14)

*	Certain schedules and exhibits to this exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission. Netzee, Inc. agrees to furnish supplementally a copy of any such omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to Netzee, Inc.’s Registration Statement on Form S-1 (File No. 333-87089), and hereby incorporated by reference herein.

(2)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on December 22, 1999, and hereby incorporated by reference herein.

(3)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated March 7, 2000, as filed with the Securities and Exchange Commission on March 22, 2000, and hereby incorporated by reference herein.

(4)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 29, 2000, and as amended May 1, 2000, and hereby incorporated by reference herein.

(5)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on November 14, 2000, and hereby incorporated by reference herein.

(6)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated November 10, 2000, as filed with the Securities and Exchange Commission on November 22, 2000, and hereby incorporated by reference herein.

(7)	Previously filed as an exhibit to Netzee, Inc.’s Form 8-K, dated February 2, 2001, as filed with the Securities and Exchange Commission on February 16, 2001, and hereby incorporated by reference herein.

(8)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended September 30, 2001, as filed with the Securities and Exchange Commission on August 14, 2001, and hereby incorporated by reference herein.

(9)	Previously filed as an exhibit to SS&C Technologies, Inc.’s Form 8-K, dated November 15, 2001 (File No. 0-28430), as filed with the Securities and Exchange Commission on November 27, 2001, and hereby incorporated by reference herein.

(10)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002, and hereby incorporated by reference herein.

(11)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002, and hereby incorporated by reference herein.

(12)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 1999, and as amended May 1, 2000.

(13)	Previously filed as an exhibit to Netzee, Inc.’s Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 15, 2000.

(14)	This exhibit is being filed to include portions of this document that were previously omitted pursuant to a now expired confidential treatment request that was originally granted by the Securities and Exchange Commission on July 18, 2000.

(15)	This exhibit is being filed to include portions of this document that were previously omitted pursuant to a now expired confidential treatment request that was originally granted by the Securities and Exchange Commission on November 15, 2000.

(b)	Reports on Form 8-K.

On July 25, 2002, we filed a Form 8-K to report our dismissal of Arthur Andersen LLP as our independent accountants and the engagement of Deloitte & Touche LLP as our new independent accountants.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETZEE, INC.

Date: November 13, 2002	/s/ Donny R. Jackson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2002	/s/ Jarett J. Janik
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Donny R. Jackson, the Chief Executive Officer of Netzee, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Netzee, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Donny R. Jackson Donny R. Jackson Chief Executive Officer

I, Jarett J. Janik, the Vice President and Chief Financial Officer of Netzee, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Netzee, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Jarett J. Janik Jarett J. Janik Vice President and Chief Financial Officer